Form 10-Q
period 1995-09-30
MAI SYSTEMS CORP
filed 1995-11-14
CIK 760436

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                           ENDED SEPTEMBER 30, 1995.

                           COMMISSION FILE NO. 1-9158

                            MAI SYSTEMS CORPORATION
             (Exact name of Registrant as Specified in its Charter)


      DELAWARE                                                  22-2554549
 (State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)


                               9600 Jeronimo Road
                               Irvine,  CA  92718
                    (Address of Principal Executive Office)


       Registrant's telephone number, including area code: (714) 580-0700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes      No
/X/      / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
/X/      / /

As of October 31, 1995, 6,686,179 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAI Systems Corporation
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                               September 30,    December 31,
                                                                                    1995            1994
                                                                                    ----            ----
                                                                                   (dollars in thousands)
ASSETS
    Current assets:
        Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .       $   5,139        $   3,151
        Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . .           6,383            6,256
        Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .           3,365            2,411
        Prepaids  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,205              943
                                                                                ---------        ---------
             Total current assets . . . . . . . . . . . . . . . . . . . .          16,092           12,761

    Furniture, fixtures and equipment, net  . . . . . . . . . . . . . . .           3,526            2,954
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             300              301
                                                                                ---------        ---------
             Total assets . . . . . . . . . . . . . . . . . . . . . . . .       $  19,918        $  16,016
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
    Current liabilities
        Short-term borrowings   . . . . . . . . . . . . . . . . . . . . .       $       -        $       5
        Current portion of long-term debt   . . . . . . . . . . . . . . .             628              783
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .           3,396            3,642
        Customer deposits . . . . . . . . . . . . . . . . . . . . . . . .           1,273            1,986
        Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .           6,928            8,611
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .             439              112
        Unearned revenue  . . . . . . . . . . . . . . . . . . . . . . . .           3,670            2,596
                                                                                ---------        ---------
             Total current liabilities  . . . . . . . . . . . . . . . . .          16,334           17,735

    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .               -               60
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,165            1,742
    Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           1,828            4,021
    Minority interest in consolidated subsidiary  . . . . . . . . . . . .             205                -
                                                                                ---------        ---------
             Total liabilities  . . . . . . . . . . . . . . . . . . . . .          19,532           23,558
                                                                                ---------        ---------

Stockholders' equity (deficiency):
    Common stock, par value $0.01 per share, authorized 10,000,000
        shares, 7,356,250 shares issuable   . . . . . . . . . . . . . . .              72               59
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .         199,363          199,366
    Cumulative translation adjustment   . . . . . . . . . . . . . . . . .             149              201
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . .        (199,198)        (207,168)
                                                                                ---------        ---------
             Total stockholders' equity (deficiency)  . . . . . . . . . .             386           (7,542)
                                                                                ---------        ---------
             Total liabilities and stockholders' equity (deficiency)  . .       $  19,918        $  16,016
                                                                                =========        =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MAI Systems Corporation
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                              For the three months      For the nine months
                                                                      ended                     ended
                                                                  September 30,             September 30,
                                                                 1995       1994           1995       1994
                                                                 ----       ----           ----       ----
                                                             (dollars in  thousands    (dollars in thousands,
                                                             except per share data)    except per share data)
Revenue:
    Computer products and other
      contract services ...............................         16,455    $15,756        $49,289    $49,766

Direct costs:
    Computer products and other
      contract services ...............................         10,141     10,578         30,434     31,305
                                                               -------    -------        -------    -------

         Gross profit .................................          6,314      5,178         18,855     18,461

Selling, general and administrative expenses ..........          3,390      3,899          9,698     14,493
Research and development costs ........................            636        871          1,812      2,135
Other operating expense and restructuring costs .......            879       1886            225      1,194
                                                               -------    -------        -------    -------

         Operating income (loss) ......................          1,409     (1,478)         7,120        639

Interest - net ........................................             60        130            145        366
Minority interest in consolidated subsidiary ..........            150          -            205          -
                                                               -------    -------        -------    -------

         Income (loss) before income taxes
           and extraordinary item .....................          1,199     (1,608)         6,770        273

Provision (benefit) for income taxes ..................            333       (380)           356         70
                                                               -------    -------        -------    -------

         Income (loss) before extraordinary item ......            806     (1,228)         6,414        203
Extraordinary Item:
       Reorganization gain ............................         (1,566)         -         (1,566)         -
                                                               -------    -------        -------    -------

           Net Income (loss) ..........................        $ 2,432    $(1,228)       $ 7,980    $   203
                                                               =======    =======        =======    =======

Primary income (loss) per share of common stock:
      Income (loss) before extraordinary item .........        $  0.10    $ (0.17)       $  0.78    $  0.03
      Extraordinary item ..............................        $  0.19    $     -        $  0.19    $     -
                                                               -------    -------        -------    -------
              Net Income (loss) .......................        $  0.29    $ (0.17)       $  0.97    $  0.03
                                                               -------    -------        -------    -------
Fully diluted income (loss) per share of common
stock:
      Income (loss) before extraordinary item .........        $  0.10    $ (0.17)       $  0.77    $  0.03
      Extraordinary item ..............................        $  0.19    $     -        $  0.19    $
                                                               -------    -------        -------    -------
              Net Income (loss) .......................        $  0.29    $ (0.17)       $  0.96    $  0.03
                                                               =======    ========       =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                   1995             1994
                                                                                   ----             ----
                                                                                   (dollars in thousands)
Net cash provided by (used in) operating activities                               $ 4,316          $  (640)
                                                                                  -------          -------

Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .        (1,461)            (667)
    Proceeds from disposal of furniture, fixtures and equipment . . . . . .            42                -
    Payment for business assets   . . . . . . . . . . . . . . . . . . . . .             -             (300)
                                                                                  -------          -------
Net cash used in investing activities                                              (1,419)            (967)
                                                                                  -------          -------

Cash flows from financing activities:
    Net decrease in short-term borrowings   . . . . . . . . . . . . . . . .            (5)             (70)
    (Repayments of) increase in long-term debt  . . . . . . . . . . . . . .          (925)              26
                                                                                  -------          -------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . .          (930)             (44)
                                                                                  -------          -------

Effect of exchange rate changes on cash and cash equivalents  . . . . . . .            21              (23)
                                                                                  -------          -------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .         1,988            1,674

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .         3,151            4,274
                                                                                  -------          -------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .       $ 5,139          $ 2,600
                                                                                  -------          -------

Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   158          $    54
                                                                                  -------          -------





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 1995
                                  (Unaudited)


(1)      Basis of Presentation

         Companies for which this report are filed are MAI Systems Corporation and its majority and wholly-owned subsidiaries (the "Company"). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1995 presentation. The minority interest relates to Gaming Systems International ("GSI"), the Company s 66.5%-owned gaming solutions subsidiary.

(2)      Inventories

Inventories are summarized as follows:

                                    September 30,         December 31,
                                        1995                  1994
                                        ----                  ----
                                          (dollars in thousands)
Finished goods                        $  2,384              $ 1,167
Replacement parts                          981                1,244
                                       -------                -----
                                      $  3,365              $ 2,411
                                         -----              -------


(3)      Restructuring Costs

         The restructuring reserve balance at December 31, 1994, was $3,386,000 and was mainly comprised of severance and other exit costs and various lease obligations for excess space. During the nine months ended September 30, 1995, approximately $1,295,000 was charged against these reserves. At September 30, 1995, the remaining balance was approximately $2,091,000 of which $1,319,000 is classified as accrued liabilities and $772,000 as other long-term liabilities in the accompanying condensed consolidated balance sheet.

(4)      Plan of Reorganization

         Notwithstanding the confirmation and effectiveness of its Plan of Reorganization, (the "Plan"), pursuant to which the Company emerged from a voluntary proceeding under the bankruptcy laws, the Bankruptcy Court continues to have jurisdiction, among other things, to resolve disputed pre-petition claims against the Company, to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.

         Shares of Common Stock are currently being distributed by the Company to its former creditors pursuant to the Plan. As of October 31, 1995, 6,686,179 shares of Common Stock had been issued pursuant to the Plan of Reorganization and were outstanding. The Company anticipates that approximately 7,356,250 shares of Common Stock will be issued to creditors.

(5)      Primary and Fully Diluted Income per Share

         Primary and fully diluted income per share are computed on the basis of the weighted average number of shares and equivalent shares of Common Stock outstanding during the period.

         On July 26, 1995, the Company declared a stock split effected by means of a 25% stock dividend paid to its stockholders on August 24, 1995. Stockholders received one additional share of the Company's $0.01 par value Common Stock for every four shares owned on August 10, 1995, the record date.

         For primary income per share, the weighted average number of shares was 8,362,000 and 8,212,000 for the three months ended September 30, 1995 and the nine months ended September 30, 1995, respectively.

         For fully diluted income per share, the weighted average number of shares was 8,362,000 and 8,329,000 for the three months ended September 30, 1995 and nine months ended September 30, 1995, respectively.

         The weighted average number of shares reflects 7,356,250 shares of Common Stock expected to be issued in accordance with the Plan of Reorganization, options to purchase 709,000 shares of Common Stock granted to employees and directors under the 1993 and 1995 Stock Option Plans respectively and warrants to purchase up to 656,250 shares of Common Stock.

(6)      Change in Control

         On February 13, 1995, BGLS, Inc. distributed, by way of special dividend, its approximately 3,200,000 shares of the Company's Common Stock to common stockholders of Brooke Group, Ltd. (the parent company of BGLS, Inc.). The Company is no longer a subsidiary of BGLS, Inc., although Bennett S. LeBow, a former director of the Company and the holder of a controlling interest in BGLS, Inc., holds approximately 29.9% of the Common Stock issued pursuant to the Plan of Reorganization.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         Cash and cash equivalents totaled $5,139,000 at September 30, 1995, and $3,151,000 at December 31, 1994. During the nine months ended September 30, 1995, net cash generated by operating activities totaled $4,316,000 which compares with net income of $7,980,000. The adjustments to net income to arrive at net cash provided by operating activities for the nine months ended September 30, 1995, include $946,000 cash used to purchase inventory for the Company's gaming solutions subsidiary, a reduction in customer deposits of approximately $713,000 and approximately $1,300,000 used for restructuring costs.

         Net cash used for investing activities in the nine-month period ended September 30, 1995, totaled $1,419,000 and was mainly related to capital expenditures.

         Net cash used in financing activities for the nine months ended September 30, 1995, totaled $930,000 comprising cash used to repay short-term borrowings and long-term debt of $5,000 and $925,000 respectively.

         In June, 1995, the Company completed a $4,000,000 secured revolving credit facility with Congress Financial Corporation (Western), an affiliate of CoreStates Bank N.A. At September 30, 1995, there were no outstanding balances under this revolving facility.

         The working capital deficiency of $242,000 at September 30, 1995, includes unearned revenue of $3,670,000 which will not give rise to the utilization of cash resources and restructuring accruals of $1,319,000, of which approximately $718,000 relates to vacated office and warehouse space which is payable throughout the next twelve months.

         Stockholders' equity at September 30, 1995, was $386,000 compared to a deficit of $7,542,000 at December 31, 1994, principally due to net income for the nine-month period of $7,980,000.

         The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1996.

         As of October 31, 1995, the Company had issued 6,686,179 shares of Common Stock to its former unsecured creditors in satisfaction of their claims against the Company.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

                            September 30,   Percentage of          September 30,        Percentage
                                 1995          Revenues                 1994            of Revenues
                                 ----          --------                 ----            -----------
                                                  (dollars in thousands)
Revenues                       $16,455         100.0%                 $15,756             100.0%
Gross profit                     6,314          38.4%                   5,178              32.8%
Selling, general and
 administrative expenses         3,390          20.6%                   3,899              24.7%
Research and development
 costs                             636           3.9%                     871               5.5%
Other operating expense            879           5.3%                      72               0.5%
Restructuring Costs                  -             -                    1,814              11.5%
Provision (benefit)
 for income taxes                  333           2.0%                    (380)             (2.4%)
Minority interest                  150           0.9%                       -                 -
Reorganization gain             (1,566)         (9.5%)                      -                 -

         Revenues for the three-month period ended September 30, 1995, were $16,455,000 compared to $15,756,000 for the same period of the prior year. Revenues for the three-month period ended September 30, 1994, included approximately $1,600,000 generated by operations that were disposed or closed in 1994 or prior to March 31, 1995. Excluding the impact of the disposed or closed operations from the 1994 revenues, revenues for the three month period ended September 30, 1995, increased $2,299,000 (16%) over the same period of the prior year. The increase is mainly attributable to an increase in sales into the gaming industry partially offset by a decrease in hardware contract service revenues.

         Gross profit for the three-month period ended September 30, 1995, was $6,314,000 (38.4% of revenues) compared to $5,178,000 (32.8% of revenues) for the same period of the prior year. Excluding the effect of the operations disposed or closed, the comparable gross profit for the three months ended September 30, 1994 was 31.6% of revenues. The 6.8% increase in gross profit percentage is attributable to an improved overall gross profit percentage resulting from higher volumes of computer product revenues and reduced fixed direct costs.

        Selling, general and administrative expenses were $3,390,000 for the three month period ended September 30, 1995, compared to $3,899,000 for the same period of the prior year. General and administrative expenses for the three months ended September 30, 1995 were approximately $1,107,000 compared to $1,305,000 for the three months ended September 30, 1994. Excluding the effect of the operations disposed or closed and a benefit of $1,818,000 resulting from the reversal of litigation reserves no longer required in the three months ended September 30, 1994, selling, general and administrative expenses for the quarter decreased by approximately $1,100,000. This reduction is attributable to the restructuring of the Company's activities along functional lines of business rather than independent business units, the consolidation of the Company's operations by reducing the number of locations from which it conducts business and the reduction of the workforce in the United States, Canadian and Latin American operations partially offset by increased marketing costs.

         Research and development costs were $636,000 for the three-month period ended September 30, 1995 compared to $871,000 for the same period of the prior year. Excluding the operations that were disposed or closed, research and development costs were consistent with costs for the three months ended September 30, 1994, however, research and development efforts in 1995 were focused on a smaller number of projects.

         Other operating expense for the three months ended September 30, 1995, of $879,000 relates to a reserve established for a contingent incentive payment pursuant to a consulting agreement and legal costs incurred in connection with lawsuits the Company instituted against certain competitors which the Company alleged were infringing upon its software copyrights. The other operating expense for the three months ended September 30, 1994, related to similar legal costs.

         Restructuring costs of $1,814,000 for the three months ended September 30, 1994 relate to the restructuring of the Company's business activities along functional lines rather than independent business units. See
Note 3 to the Condensed Consolidated Financial Statements for the activity on these restructuring balances during the nine months ended September 30, 1995.

         The income tax provision of $333,000 reflects a tax provision for the Company's domestic and foreign operations offset by net operating losses and certain other tax benefit carryforwards available.

        The minority interest reflects the share of the income for the three months ended September 30, 1995, attributable to the minority shareholders in the Company's gaming solutions subsidiary.

         The reorganization gain for the three months ended September 30, 1995 relates to the favorable settlement of certain tax liabilities pursuant to the Company's bankruptcy proceedings and, as such, has been classified as an extraordinary item. Where appropriate, the remaining balances that were agreed with the respective taxing authority (which are payable over six years in accordance with the Company's Plan of Reorganization) are classified as long-term debt in the Condensed Consolidated Balance Sheets.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

                            September 30,   Percentage of          September 30,        Percentage
                                 1995          Revenues                 1994            of Revenues
                                 ----          --------                 ----            -----------
                                                  (dollars in thousands)
Revenues                       $49,289         100.0%                 $49,766             100 .0%
Gross profit                    18,855          38.3%                  18,461               37.1%
Selling, general and
 administrative expenses         9,698          19.7%                  14,493               29.1%
Research and development
 costs                           1,812           3.8%                   2,135                4.3%
Other operating expense            225           0.5%                    (620)               1.2%
Restructuring costs                  -             -                    1,814                3.6%
Provision for income taxes         356           0.7%                      70                0.1%
Minority interest                  205           0.4%                       -                  -
Reorganization gain             (1,566)         (3.2%)                      -                  -


         Revenues for the nine month period ended September 30, 1995, were $49,289,000 compared to $49,766,000 for the same period of the prior year. Revenues for the nine month period ended September 30, 1994, included approximately $5,400,000 generated by operations that were disposed or closed in 1994 or prior to March 31, 1995. Excluding the impact of the disposed or closed operations, revenues for the nine months ended September 30, 1995 increased approximately $4,923,000 (11.1%) on a comparable basis, comprised of an increase in gaming system sales as well as an overall increase in computer products and software contract service revenue offset by a decrease in hardware contract service revenues.

         Gross profit for the nine months ended September 30, 1995, was $18,855,000 (38.3%) compared to $18,461,000 (37.1%) of revenues for the same period of the prior year. Excluding the impact of the operations that were disposed or closed, gross profit as a percentage of revenues was 36.1% for the nine month periods ended September 30, 1994.

         Selling, general and administrative expenses were $9,698,000 for the nine month period ended September 30, 1995, compared to $14,493,000 for the same period of the prior year. General and administrative expenses were approximately $3,028,000 and $7,101,000 for the nine months ended September 30, 1995 and 1994, respectively. Excluding the impact of the disposed or closed operations and the reversal of $1,818,000 of certain litigation reserves no longer required in the nine months ended September 30, 1994, and a bad debt reserve of approximately $642,000 established in connection with a transaction by the Company's gaming solutions subsidiary for the nine months ended September 30, 1995, selling, general and administrative expenses decreased by approximately $4,100,000. This decrease is mainly attributable to the restructuring of the Company's activities along functional lines of business rather than independent business units, the consolidation of the Company s operations by reducing the number of locations from which it conducts business and the reduction of the workforce in the United States, Canadian and Latin American operations.

         Research and development costs were $1,812,000 for the nine month period ended September 30, 1995, compared to $2,135,000 for the same period of
the prior year.   Excluding the operations that were disposed or closed,
research and development costs increased by approximately $290,000, primarily, as a result of increased research and development costs incurred at the Company's gaming solutions subsidiary.

        Other operating expense for the nine months ended September 30, 1995 of $225,000 relates to a reserve established for a contingent incentive payment pursuant to a consulting agreement offset by a settlement (net of expenses during the period) and the resolution of disputed accounts. The settlement arose in connection with a lawsuit the Company instituted against certain competitors which the Company alleged were infringing upon its software copyrights. Other operating income of $620,000 for the nine months ended September 30, 1994, is related to similar legal settlements (net of expenses).

         Restructuring costs of $1,814,000 for the nine months ended September 30, 1994, relate to the restructuring of the Company's business activities along functional lines rather than independent business units. See Note 3 to the Condensed Consolidated Financial Statements for the activity on these restructuring balances during the nine months to September 30, 1995.

         The income tax provision reflects a tax provision for the Company's domestic and foreign operations offset by net operating losses and certain other tax benefit carryforwards available.

         The minority interest reflects the share of income for the nine months ended September 30, 1995, offset by prior year losses incurred, attributable to the minority shareholders in the Company s gaming solutions subsidiary.

         The reorganization gain for the nine months ended September 30, 1995, relates to the favorable settlement of certain tax liabilities pursuant to the Company's bankruptcy proceedings and, as such, have been classified as an extraordinary item. Where appropriate, the remaining balances that were agreed with the respective tax authority (which are payable over six years in accordance with company's Plan of Reorganization) are classified as long-term debt in the Condensed Consolidated Balance Sheets.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As a consequence of the commencement of the Company's bankruptcy proceedings, the Company has filed objections to a large number of proofs of claim. Sums determined to be due to claimants, as a result of settlement or judicial determinations, will be treated under the Plan of Reorganization as claims and claimants will receive either cash or shares of Common Stock in exchange for their claims. The Company does not believe the outcome of these objections to be material.

         Further, the Company instituted several adversary proceedings prior to the effective date of the Plan of Reorganization. None of those proceedings involve allegations of material claims against the Company.

         The Company continues to receive favorable rulings and monetary damages in various legal actions involving competitors offering maintenance services to end users of the Company's products. Further, the Company has received monetary damages and settlement amounts in connection with these proceedings (which have been reflected as other operating income in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1995 and 1994 respectively), and has initiated similar legal actions against competitors which are pending.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On August 24, 1995, the Company paid a 25% stock split effected by means of a stock dividend to its stockholders of record August 10, 1995.

         On August 29, 1995, shares of the Company's Common Stock were listed for trading on the American Stock Exchange under the symbol "NOW".

         On October 17, 1995, Bennett S. LeBow resigned from the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K.

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MAI SYSTEMS CORPORATION
                                             (Registrant)

Date:  November 13, 1995                     /s/William Brian Kretzmer
                                             -------------------------
                                             William Brian Kretzmer
                                             Vice-President, Chief Financial
                                             Officer and Treasurer