Form 10-K
period 1995-12-31
MAI SYSTEMS CORP
filed 1996-04-01
CIK 760436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                           COMMISSION FILE NO. 1-9158

                            MAI SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                      22-2554549
               (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)      Identification No.)

                   9600  Jeronimo Road
                   Irvine, California                      92718
         (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (714) 580-0700

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes /x/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The registrant's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock are currently being distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At March 22, 1996, the number of issued and outstanding shares of the Company's Common Stock was 6,728,401 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 22, 1996 was approximately $29,489,000. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's 1994 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 1995 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1996 are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     MAI Systems Corporation designs, sells, installs and supports total information system solutions featuring complex wide and local area networks ("WANs" and "LANs"), primarily in the hospitality and gaming industries and for mid-size manufacturers and distributors. It provides a wide array of products and services to its customers who continue to use the Company's proprietary host-based computer systems, including field engineering services, new and replacement equipment, operating systems and software application products. These products and services upgrade, enhance and integrate these legacy systems with currently available computer technologies. The Company also provides on-site warranty service, maintenance service, remanufacturing and depot service to third-party computer distributors and manufacturers.

     The Company was incorporated under the laws of the State of Delaware on September 6, 1984. The Company's name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. As used herein, the terms "Company" and "MAI" include MAI Systems Corporation and its subsidiaries (including its 70%-owned subsidiary, Gaming Systems International) unless the context indicates otherwise. The Company commenced operations on January 29, 1985.

                          DESCRIPTION OF THE BUSINESS

     MAI's mission is to put in place long-term information technology partnerships with its customers by designing, installing and supporting customer-specific total information management solutions. Focusing primarily in the hospitality and gaming industries and with mid-size manufacturers and distributors, it designs, sells, installs and supports information management solutions featuring complex WANs and LANs. It provides a wide array of products and services to its installed base of approximately 2,000 hospitality and gaming customers and 5,000 customers who continue to use the Company's proprietary host-based systems, including field engineering services, new and replacement equipment, operating systems and software applications products. These products and services upgrade, enhance and integrate legacy systems with currently available computer technologies. The Company also provides on-site warranty service, maintenance service, remanufacturing and depot service for third-party computer distributors and manufacturers.

     MAI markets its products and services primarily through a team selling approach, which utilizes the Company's nationwide network of sales and service offices, field service engineers and its telephonic account sales representatives. The Company also markets certain products and services through a limited number of independent value-added resellers ("VARs"), authorized services representatives and independent software vendors ("ISVs").

     The Company's activities are conducted principally in the United States and Canada, but it also operates subsidiaries in Puerto Rico, Venezuela and the Netherlands. Additionally, the Company sells its products through indirect channels in the United States and abroad. These independent channels include VARs, distributors, ISVs and local sales agents.

     The Company provides on-site and help desk services to its customers in the United States, Canada, the Netherlands, Puerto Rico and Venezuela. The Company's foreign distributors provide support services to their customers in countries where the Company does not have its own support organization.

PRODUCTS AND SERVICES

     In 1995, the Company's revenue was derived from the following sources:

                                    Percentage of Total
                                          Revenue
                                    -------------------
 Network products and services....          29%
 Non-network products and services          69
 Third-party support services.....           2
                                           ---
  Total...........................         100%
                                           ===

     Networking Products and Services

     MAI designs, implements, maintains and supports total information system solutions utilizing complex WANs and LANs primarily for customers in the hospitality, gaming, manufacturing and distribution businesses. In conjunction with these solutions, the Company's approach is to analyze a customer's information system requirements, propose a solution and then design, integrate, install and maintain the system. One of the principal objectives of the Company is to help its customers utilize their data across their entire enterprise so that information that was once limited to one area of a business can now be available to other areas where it can be utilized for new purposes. Once a system is on-line, the Company typically continues its relationship with the customer by providing around-the-clock field service and telephonic support. The systems designed by the Company utilize industry-standard hardware and software products from leading technology vendors including Cisco Systems, Compaq Computer, Hewlett Packard, IBM, Larscom, Microsoft, Novell and Sun Microsystems. Additionally, the Company resells telecommunication services and equipment, including wide bandwidth T1 lines, which enable its customers to achieve maximum utilization of their networks.

     CLS Software, the Company's hospitality product line and the products marketed by Gaming Systems International ("GSI"), the Company's gaming solutions subsidiary, have been designed to take advantage of network connectivity. CLS Software's Hotel CompuSystem II provides one of the leading information systems in the hotel and resort industry. Running under UNIX, Hotel CompuSystem II is full-featured and provides customers with front-desk, night audit, housekeeping and numerous other functions. Additionally, the CLS Software products interface to more than 250 other hospitality-related information system products, such as point-of-sale systems, telephone call monitoring systems and minibar maintenance systems. The ease of connectivity with third-party products is one of CLS Software's competitive advantages. CLS Software is installed in over 2,000 sites worldwide.

     GSI's on-line slot accounting and player tracking product is comprised of a proprietary circuit board which is installed inside electronic slot machines, and database software which gathers and maintains data collected by the circuit boards. The Company utilizes Novell-based LANs to link the slot machines. The GSI system monitors the activity in the individual gaming machines in real time, providing information on the activity of each machine, the amount of money in the machine, whether or not the machine is operating properly and alerting the casino management if the machine has been tampered with. The software modules include stand-alone player tracking, cage/pit management, table games accounting, slot maintenance, employee time and attendance, and numerous other functions.

     For its customers in the manufacturing and distribution businesses, the Company designs total information systems featuring its proprietary software applications products and those of various third parties, and designs LANs and WANs which enable data to be accessed across entire business enterprises. These networks often involve implementation of frame relays, links with telecommunications providers and advanced information storage and retrieval technologies including document imaging.

     The Company offers various communication and networking products that permit interactive local and wide area networking for the Company's products. These products include Novell NetWare and LAN WorkPlace for DOS, which facilitate inter-networking of personal computers ("PC's") and the Company's and other vendors' UNIX-based systems; Sun Microsystems' NFS, which allows transparent file sharing between UNIX Systems; and MAI MAGNET and Open BASIC NetServer, which allow the Company's host-based proprietary systems to communicate with UNIX-based systems.

     The Company offers around-the-clock on-site and telephonic support to its network customers. The Company also provides a range of customer education, training and consulting services for its application software packages and hardware and horizontal software products. These services are offered to the Company's customers as part of the Company's strategy of supplying the total information solution to its customers.

     Non-Networked Products and Services

     The Company continues to provide products and services to its installed base of customers who continue to use the Company's host-based proprietary information management systems. These products and services are designed to enable customers to benefit from their investments in the Company's products. The Company's OpenBASIC application environment permits customers using application software written in the Business BASIC programming language to continue to use such application software on selected hardware platforms designed for the UNIX, MS-DOS and Novell environments thus enabling the Company to license its application software solutions for use on industry-standard platforms as well as to market such platforms to certain resellers, specific industry segments and its existing customer base. Optional OpenBASIC modules permit developers to enhance their Business BASIC applications by integrating them with popular UNIX and MS-DOS/Microsoft Windows software.

     For its customers in the manufacturing and distribution businesses, the Company licenses application software, such as MANBASE, ASG, Medical Management, BFMS and TriBASE.

     The Company offers around-the-clock on-site and telephonic support, and customer education, training and consulting services to its non-network customers as part of the Company's strategy of supplying the total information solution to all of its customers.

     The Company markets a family of upgradeable, industry-standard platforms based upon IBM RISC and Intel Corporation microcomputer technology and featuring the Company's OpenBASIC application environment running under various UNIX-based operating systems. These products, manufactured by leading companies such as Compaq Computer, Hewlett Packard and IBM, provide cost-effective, multi-user solutions for customers whose needs range from entry-level systems to mid-size, multiprocessor systems that support up to 500 users.

     Third-Party Support Services

     In addition to providing on-site service for products which it sells, the Company has also entered into agreements with a number of third parties to provide field warranty service, maintenance service, remanufacturing and depot services. The Company has an agreement with Remanco Corporation, a leading provider of point-of-sale systems for the fine-dining industry, to provide maintenance, remanufacturing, depot and support throughout the United States. The Company also provides these services to several manufacturers and distributors of Intel-based microcomputers in the United States and Canada.

MARKETING AND SALES

     MAI markets its products and services primarily through a team-selling approach, which utilizes the Company's nationwide network of sales and service offices, field service engineers and its Irvine, California-based account representatives. The Company also markets certain products and services through a limited number of VARs, authorized service representatives and ISVs.

     In the United States, the Company's systems are marketed by a direct sales and marketing organization which included, as of February 29, 1996, 46 sales and marketing personnel located in seven offices and the corporate headquarters. In addition, the Company markets its systems internationally through its subsidiaries which operate in Canada, Puerto Rico, Venezuela and the Netherlands and through seven distributors that are exclusive in their jurisdictions. The Company's international subsidiaries employed, as of February 29, 1996, 76 sales and marketing personnel who are engaged in the marketing of MAI products from seven sales locations in Canada and nine other sales locations abroad. Additionally, the Company also sells its products through indirect channels both within and outside the United States. These indirect channels include VARs, distributors, ISVs and local sales agents.

     During 1995, the Company's aggregate revenue was derived from geographic areas as follows:

                       Percentage of Total
                             Revenue
                       -------------------
 United States..........      85.1%
 Canada.................      11.3
 Other areas............       3.6
                             -----
  Total.................     100.0%
                             =====

     The financial performance of the Company is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. However, as only 3.6% of the Company's 1995 revenues were generated outside the United States and Canada, the risk associated with these foreign operations in relation to the Company's overall financial performance is low.

MAINTENANCE AND SUPPORT SERVICE

     The provision of around-the-clock customer service is a cornerstone of the Company's business operations. As of February 29, 1996, the Company had maintenance and support contracts with approximately 4,800 customers and employed approximately 220 trained field service engineers. The Company also had approximately 60 technical employees who provide telephonic support to the Company's customers.

     The Company's field service support is provided throughout the United States, Canada and Puerto Rico from 100 service locations. Field service engineers are trained in the latest products and technologies and have access to on-line technical support. Telephonic support, which is primarily to assist licensees of the Company's software applications products, is provided from the Company's response centers located in Irvine, California and Dallas, Texas. Recently, the Company began utilizing artificial intelligence-enhanced technology to enable its support technicians to quickly identify and resolve customer's software-related computing problems.

     The Company's international subsidiaries and distributors offer repair, preventative maintenance and reconditioning services for substantially all of the systems marketed by the Company. As of February 29, 1996, the Company's international subsidiaries had approximately 60 trained service technicians at 25 service locations in the countries in which they operated. The Company's seven foreign distributors furnish maintenance service to their respective customers. Such distributors obtain spare parts, training and technical support from the Company.

     The Company's maintenance services are generally provided pursuant to individual maintenance contracts with customers, although time and material services are provided in some areas. Such maintenance contracts are of varying duration, provide annual cancellation rights and frequently require advance payment of fees to the Company. Substantially all of the revenue earned by maintenance operations was invoiced to customers in advance.

PRODUCTION AND PROCUREMENT

     In response to market demand for standardized hardware and software products, all of the Company's current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment. At present, the Company has relationships with a number of suppliers including Cisco Systems, Compaq Computer, Hewlett Packard, IBM and Sun Microsystems and distributors such as MicroAge and Ingram Micro. Management believes that these relationships have enabled the Company to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices. The Company no longer manufactures proprietary hardware products but does refurbish for resale previously owned MAI equipment.

     Delay or failure in the delivery of products or components purchased from third parties could adversely affect shipments by the Company and its ability to conclude sales. The Company has purchased many products and components from single sources of supply. Because the Company's current products are industry standard, or are comprised of industry-standard components, management believes that alternative sources of supply of similar products would be available to the Company in the event of any interruption of delivery of a single source supplier.

ORDER, SHIPMENT AND BACKLOG

     The Company records and enters into backlog a purchase order for equipment and software when it receives a customer's written order requesting delivery within six months, and systems configuration and contract provisions are verified. In the United States and in some areas outside the United States, a deposit is also required from a customer before the order is recorded and entered into backlog. Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog. Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customers.

     Set forth below is certain information concerning orders, shipments and backlog for 1995:

                                                (dollars in thousands)
  Orders received (net of cancellations)......          $22,848
  Shipments (net of equipment returns)........           24,898
  Backlog (at period end).....................            3,002

     The Company's backlog is not necessarily indicative of future revenues.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused on the development of products for hospitality and gaming information management systems and on extending and enhancing OpenBASIC. The Company's use of the OpenBASIC application environment and its system integration capability permits it to have substantial independence from individual hardware manufacturers and minimizes the need for hardware research and development.

     As of February 29, 1996, the Company employed 21 engineers, programmers and other technical personnel in research and development activities. During 1993, 1994 and 1995, the Company spent $2,901,000, $2,698,000 and $2,667,000, respectively, on research and development activities. The Company's research and development expenditures related primarily to support and enhancement of existing software products.

CUSTOMERS

     The Company's customers are generally small and medium-sized manufacturing and distribution companies, with 50 to 500 employees, hotels and resorts with 50 or more rooms, and casinos with electronic gaming equipment, such as slot machines. During 1995, no single customer accounted for ten percent or more of the Company's revenues.

COMPETITION

     Competition is vigorous in all sectors of the worldwide market for computer-based applications systems, networked solutions and the maintenance and support of the software and hardware which comprise those systems. The Company has numerous competitors (and potential competitors, including the manufacturers of products which the Company distributes) varying widely in their size, capabilities, market segment and geographical area, many of which are larger and have financial resources far greater than the Company.

     Within its targeted application markets, the Company has positioned itself to sell complete solutions featuring WANS and LANs to mid-size businesses. Within this marketplace, competition comes primarily from local VARs and ISVs who usually resell hardware or networking products of larger original equipment manufacturers. These VARs and ISVs are typically smaller organizations that are usually dependent on one or two specialized software application products targeted for specific industry market segments. Although certain of these suppliers have national (or international) capability, most are regional and unable to provide the full range of technical support and maintenance services offered by the Company.

     The Company also competes with independent service organizations ("ISOs"), which provide service to end users of the Company's software products, and third-party maintenance organizations ("TPMs"), which provide service to users of the Company's hardware products. In addition to competing with these companies on the basis of price and quality of service and support, the Company has also sought to enforce its copyrights when these organizations infringe upon the Company's proprietary rights. For example, the Company's application software licenses prohibit end users or their agents from porting its software to different hardware platforms, an act which is sometimes performed by an ISO. The Company has prevailed in litigation against TPMs who have utilized the Company's proprietary diagnostic software to provide maintenance services to customers of the Company's hardware products. Many of the Company's services are also provided by in-house MIS departments.

TRADEMARKS, COPYRIGHTS AND LICENSES

     The Company is the owner or licensee of certain trademarks, copyrights and other property rights associated with its businesses, including rights associated with its proprietary application software. The Company owns or has licensing rights, generally with terms of three years, to the principal application software products marketed by the Company. Such licensing rights are generally renewable. Although there is some risk that independent vendors who own such products may elect not to renew their licensing agreements with the Company and enter into exclusive arrangements with, or elect to install their software on systems sold by competitors of the Company, such vendors generally tend to continue to support the Company's marketing efforts so long as the Company's systems provide a good opportunity for them to market their products.

     The Company is party to license agreements with IBM relating to a variety of patents, with Novell, Inc. relating to UNIX and with a number of other suppliers of software products. These licenses are terminable at the Company's option and certain of the licenses require the Company to make royalty payments.

     OpenBASIC and certain other intellectual property formerly owned by the Company is currently owned by Triple P Management BV ("Triple P"), a corporation organized under the laws of the Netherlands, which acquired the rights from Application Systems, Inc., a Delaware corporation controlled by the Company's former bank lenders (the "Banks"), which held the stock of certain of the Company's former European subsidiaries, originally acquired by the Banks in connection with the foreclosure described under "Chapter 11 Bankruptcy Proceedings". MAI retained an exclusive license to use OpenBASIC and other intellectual property in the western hemisphere and has a nonexclusive license to use it in certain other parts of the world. The license is perpetual and royalty-free, but subject to termination under certain circumstances.

EMPLOYEES

     As of February 29, 1996, the Company had approximately 630 employees, of which approximately 470 were employed in the United States, 80 in Canada, 10 in Puerto Rico and 70 in other foreign locations. In March 1995 a petition for election of a collective bargaining representative was filed with regard to field service engineers at the Company's Chicago, Illinois, office, but the petition was withdrawn prior to the election. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

                       CHAPTER 11 BANKRUPTCY PROCEEDINGS

     Prior to its Chapter 11 bankruptcy proceedings, the Company had followed certain business strategies that eventually led to its defaulting on its and its Canadian subsidiary's US and Canadian Credit Agreements (the "Credit Agreements"). Thereafter, shortly before the Company filed for bankruptcy protection, the Banks, parties to the Credit Agreements, foreclosed on all of the outstanding capital stock of certain of the Company's former European subsidiaries, on certain intellectual property of the Company and on amounts due to the Company from the European subsidiaries (the "Foreclosure") in satisfaction of all amounts due under the Credit Agreements, which, at such date, amounted to approximately $84,500,000.

     The business strategies of the Company that led to the Foreclosure reflected the nature of the information technology industry as it existed at that time. Historically, organizations relied upon proprietary, host-based computing systems to implement software applications, accounting and financial functions. The Company, like others in the industry, manufactured and serviced its own host-based information system. However, with the declining costs of the personal computer and developments in the design and implementation of WANs and LANs, the information technology industry shifted away from the centralized, host-based information system to a system of workstations or personal computers sharing data and networked resources over WANs and LANs. This occurred when the Company had become highly leveraged due to the leveraged acquisition of a computer maintenance business that the Company had previously owned. Eventually, the Company and its subsidiary were in default under its Credit Agreements, which indebtedness matured on November 16, 1992.

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

     On November 18, 1993, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Company's Plan of Reorganization. The Company had been operating under Chapter 11 protection since April 12, 1993. The order was not appealed and became final and nonappealable on November 29, 1993. On January 27, 1994, the Bankruptcy Court entered an order which fixed January 27, 1994 as the effective date (the "Effective Date") of the Plan of Reorganization. The summary of the material features of the Plan of Reorganization contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 under the heading, "CHAPTER 11 BANKRUPTCY PROCEEDINGS" is included herein by this reference.

     The Plan of Reorganization provided for, among other things, (i) the satisfaction of substantially all of the unsecured (non-priority) indebtedness of MAI, Brooke Acquisition Corporation and CLS Software, Inc., the Company's wholly-owned subsidiaries which were parties to the bankruptcy proceeding (all of which are collectively referred to as the "Debtors"), through the issuance of the Company's Common Stock and (ii) the cancellation of existing equity interests in the Debtors. The Plan of Reorganization also provided for the substantive consolidation and merger of the Debtors and the corresponding extinguishment of intercompany liabilities and contracts among the Debtors. At December 31, 1995, the aggregate amount of tax claims had been reduced to $1,019,000 and the Company continues to dispute certain tax claims.

     The Company commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. The Common Stock is issued pursuant to section 1145 of the Bankruptcy Code, which contains an exemption from registration under the Securities Act of 1933, as amended. Through December 31, 1995, the Company had distributed 6,688,749 shares of Common Stock to its former creditors, and the Company has estimated that an additional 667,500 shares will be issued in settlement of other creditor claims. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 1995, $790,000 in cash had been distributed pursuant to such provision.

     Under the Plan of Reorganization there is no recovery for holders of the Company's $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization on the Effective Date.

     Pursuant to the terms of the Plan of Reorganization, the Company filed an Amended Certificate of Incorporation pursuant to which 10,000,000 shares of new Common Stock were authorized for issuance. Such shares are being issued to holders of allowed unsecured claims as described above and will also be issued to optionees under the Company's stock option plans. The number of shares of Common Stock reserved for issuance pursuant to the Company's 1993 Stock Option Plan will equal ten percent of the number of shares of Common Stock issued to holders of allowed unsecured claims pursuant to the Plan of Reorganization and the number of shares reserved for issuance upon the exercise of the options. Due to the fact that the Company is still resolving certain disputed trade claims, it is unable to calculate with certainty the number of shares that will be reserved for the 1993 Stock Option

Plan. On a pro forma basis, assuming $34,900,000 in allowed trade claims, approximately 7,356,250 shares of Common Stock (adjusted for the August 1995 25% stock split) would be issued to unsecured creditors and approximately 817,500 shares would be reserved for issuance upon the exercise of options granted pursuant to the 1993 Stock Option Plan.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion should be read in conjunction with the audited consolidated financial statements incorporated herein by reference to the Company's 1995 Annual Report. In addition to the factors set forth herein, there may be other factors, or factors which arise in the future, which may affect the future results of the Company.

COMPETITION

      Competition is vigorous in all sectors of the market for computer-based solutions and support and maintenance services which the Company offers. The Company has numerous competitors in each of its business lines, which vary widely in their size, capabilities, market segments and geographical areas, many of which are larger and have financial resources far greater than the Company. Within its markets, competition comes primarily from local VARs and ISVs, who usually resell hardware or networking products of larger original equipment manufacturers, ISOs, which provide service to end users of the Company's software products, and TPMs, which provide service to users of the Company's hardware products. Many of the Company's services are also provided by in-house MIS departments. There can be no assurance that the Company can effectively compete with any or all of its competitors in any of its business lines.

 PRODUCTION AND PROCUREMENT

      The networking products and services implemented, maintained and supported by the Company utilize hardware and software products from technology vendors. Accordingly, the Company is and will remain dependent on the demand for products from such vendors. In addition, delay or failure in the delivery of products or components purchased from third parties could adversely affect shipments by the Company and its ability to conclude sales. The Company has purchased many products and components from single sources of supply. Because the Company's current products are industry standard, management believes that alternative sources of supply of similar products would be available to the Company in the event of any interruption of delivery of a single source supplier. However, there can be no assurances that any such products will be available or be accepted by the Company's customers.

 EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

      On November 18, 1993, the Bankruptcy Court entered an order confirming the Plan of Reorganization of the Company, BAC and CLS. The Company had been operating under the protection of Chapter 11 since April 12, 1993. On January 27, 1994, the Bankruptcy Court entered an order which among other things fixed January 27, 1994 as the Effective Date. The following summary of some of the features of the Plan of Reorganization is qualified in its entirety by reference to the Plan of Reorganization, which is an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by the more detailed description of the Plan of Reorganization that is contained in the 1994 Form 10-K.

      The Plan of Reorganization provides for, among other things, (i) the satisfaction of substantially all of the Debtors' unsecured (non-priority) indebtedness through the issuance of Common Stock, and (ii) the cancellation of existing equity interests in the Debtors. The Plan of Reorganization also provides for the substantive consolidation and merger of the Debtors and the corresponding extinguishment of intercompany liabilities and intercompany contracts among the Debtors.

     Under the Plan of Reorganization, (i) holders of approximately $1,300,000 aggregate amount of administrative claims and approximately $100,000 aggregate amount of priority claims receive cash distributions and (ii) holders of approximately $3,019,000 aggregate amount of tax claims receive deferred cash payments over periods up to six years. At December 31, 1995, the aggregate amount of tax claims had been reduced to $1,019,000 and the Company continues to dispute certain tax claims.

     The Company commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. The settlement of certain claims is subject to approval by the Bankruptcy Court. The Common Stock is being issued pursuant to
Section 1145 of the Bankruptcy Code, which contains an exemption from registration under the Securities Act. Through February 29, 1996, the Company has distributed 6,690,986 shares of Common Stock to its former creditors. The Company continues to contest certain claims in the Bankruptcy Court. The Company believes that approximately 7,356,250 shares in total may be issued to creditors, although the number could vary based on its success in pursuing certain claim objections. The Plan of Reorganization provides holders of unsecured claims the right to elect a limited cash recovery, and through February 29, 1996, approximately $790,000 in cash has been distributed pursuant to such provision.

     Under the Plan of Reorganization there is no recovery for holders of the Company's $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date.

LIMITED HISTORY OF PROFITABILITY

     The Company has only had five consecutive quarters of positive operating income since it emerged from bankruptcy in 1994. Prior to the bankruptcy the Company incurred significant operating losses. There can be no assurance that the Company will be able to achieve or maintain profitability or avoid losses on a quarterly or annual basis in the future.

FLUCTUATIONS IN OPERATING RESULTS

     A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the timing of significant orders, the timing of product enhancements and new product introductions by the Company, its technology vendors and its competitors, the pricing of the Company's products and services, competitive conditions and general economic conditions. Many of the Company's systems sales involve lengthy sales cycles and installations. Consequently, it is not possible to predict with any reliability the periods within which a sale may close or revenue will be recognized. As a result, the operating results of the Company may be materially skewed if a single transaction is completed earlier or later than expected. The Company has experienced fluctuations in its operating results and expects to continue to experience such fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations" incorporated herein by reference to the Company's 1995 Annual Report. Fluctuations in operating results may also result in volatility in the market price of the Common Stock.

LIQUIDITY; VOLATILITY OF STOCK PRICE

     Historically, trading volume of the Company's Common Stock has been small, and the market for the Common Stock has been less liquid than that of many other publicly traded companies. In August 1995, however, the Company's Common Stock became listed on the AMEX under the symbol "NOW." Nevertheless, there can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices. Like the stock of other technology companies, the market price of the Common Stock has been and may continue to be volatile. Factors such as quarterly fluctuations in the Company's results of operations, trading volume, the announcement of technological innovations or new products by the Company or its competitors, general conditions in the computer hardware and software industries, economic conditions generally, the Company's ability to successfully increase its market share with its existing products while expanding its product base into other markets, the strength of the Company's distribution channels, variances between actual results of operations and the results expected by securities analysts, and the factors mentioned under "Fluctuations in Operating Results," among other factors, may have a significant impact on the market price of the Common Stock.

RISKS OF CONTRACT SERVICES BUSINESS

     The Company is subject to the risks associated with a contract services business, including dependence on reputation with existing customers, volatility of workload and dependence on ability to retain qualified technical personnel. Also, a substantial portion of the Company's contract services revenue may be derived from the performance of services under fixed-price contracts. There can be no assurance that the Company can consistently perform in a profitable manner under these contracts, especially in the field of software development, where cost overruns are common-place.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS AND MARKETS

     The Company expects that the market for hospitality and gaming information management systems and network hardware and software products will continue to be subject to frequent and rapid changes in technology and customer preferences. Customers may delay purchases in anticipation of technological changes. In addition, the Company's ability to develop and market information management and network systems and other new products is dependent upon its ability to attract and retain qualified employees. Any failure by the Company to anticipate or respond adequately to the changes in technology and customer preferences, or to develop and introduce new products in a timely fashion, could materially adversely affect the Company's business and operating results.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

     The Company's success is dependent upon its proprietary application software and its licensing rights to the principal application software products marketed by it. The Company relies on a combination of contractual rights, trademarks, copyrights and other property rights to establish or protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent technology. Although the Company does not believe that it is infringing on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that any attempt to protect its technology will not be challenged.

 DEPENDENCE ON KEY PERSONNEL

     Competition for qualified personnel in the software industry is intense and there can be no assurance that the Company will be able to attract and retain a sufficient number of qualified employees. As the business of the Company grows, it may become increasingly difficult for it to hire, train and assimilate the new employees needed. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel, including Richard S. Ressler or George G. Bayz. The Company does not maintain key man insurance for any of such officers.

     The services of Richard S. Ressler, Chairman of the Board, Chief Executive Officer and Director of the Company, are provided on a non-exclusive basis pursuant to an agreement which expires in August 1996. There can be no assurances that Mr. Ressler will continue with the Company after such date or that the Company will be able to find a replacement in the event that either the Company or Mr. Ressler determines not to continue their relationship.

 RISK OF FOREIGN OPERATIONS

     The financial performance of the Company is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. Most of the Company's foreign operations are located in Canada.

ITEM 2.  PROPERTIES

     As of February 29, 1996, the principal properties utilized by the Company were as follows:

                                                                Approximate Total
 Type                                                            Square Footage          Location
- -----                                                           -----------------  --------------------
Headquarters, warehousing, administration, marketing and sales             44,538  Irvine, California
Headquarters, software development and support, training and
engineering                                                                32,518  Irvine, California
Administration, sales, education, warehousing, test and                            Markham, Ontario,
repair and maintenance services                                            24,110  Canada
Gaming Systems International headquarters, marketing, sales,
development, support and warehousing                                       12,150  Las Vegas, Nevada
Administration, sales and maintenance services                              4,500  Caracas, Venezuela

     All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates. The Company's lease for its headquarters facility expires in December 1996. The Company believes that it can obtain suitable space at prevailing market rates in the general vicinity of its current location to house its headquarters' operations. In December 1995, the Company sold a portion of its Caracas, Venezuela facility that was excess but continues to own and occupy the remaining portion of the premises. The Company also leases sales and service offices in 10 locations in the United States, 8 sales and service offices in Canada and 6 sales and service offices in Latin America and the Netherlands. Generally, such leases are for terms of five years or less, although several of the leases in the United States are for terms of one year or less. In 1995, the Company instituted a parts management program which reduced the number of offices maintained by the Company in the United States from 49 to 10.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has filed and will continue to file objections to claims asserted in its Chapter 11 bankruptcy proceedings. The majority of these claims would, if upheld, give rise to allowed unsecured claims entitling the respective claimants to distributions of new Common Stock. A number of filed objections in respect of secured claims, administrative claims, priority claims, tax claims, convenience claims and cure claims were still outstanding at December 31, 1995. To the extent the Company's objections to such claims are not sustained, the Company will be obligated to pay such claims in a lump sum in the case of convenience claims and administrative claims, and in the case of secured claims, priority claims, tax claims and cure claims, on a deferred basis over six to seven years, depending on the type of claim, at an interest rate of 6% in accordance with the Plan of Reorganization. The Company does not believe the outcome of these objections to be material.

     The Company is also involved in various other legal proceedings which are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On August 29, 1995 the Company received approval from the American Stock Exchange to list its common stock ("Common Stock") on AMEX under the AMEX symbol "NOW." Between April 10, 1994 (the date the Company's Common Stock was first issued pursuant to the Plan of Reorganization) and August 29, 1995, the Company's Common Stock was not listed or quoted on any national securities exchange or in any automated interdealers quotation system. However, the Common Stock was traded over-the-counter by various market makers under the ticker symbol "MAIS."

     The Company's Common Stock was issued pursuant to an order of the Bankruptcy Court dated January 27, 1994. In addition, all previously outstanding equity interests were canceled. Until April 10, 1993, the principal market for the Company's previously outstanding common stock (the "Old Common Stock") was the New York Stock Exchange, where the common stock was traded under the ticker symbol "MCO." Thereafter, until November 18, 1993, the Company's Old Common Stock was traded over-the-counter by various market makers.

     No cash dividends have been paid to date on the Common Stock. At February 29, 1996, there were approximately 618 stockholders of record.

     Reference is made to the table entitled "Quarterly Data" which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The information required by this item is incorporated by reference to the Company's Annual Report under the heading, "Selected Financial Information".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the Company's Annual Report under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Company's Annual Report under the headings, "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Stockholders' Equity (Deficiency)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent
Auditors' Report".

     Schedule II Valuation and Qualifying Accounts is set forth in this Annual Report on Form 10-K.

     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1996. Information required by this Item with respect to executive officers may be in found in the section captioned "Proposal I Election of Directors, Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1996. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1996. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1996. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this Item may be found in the section captioned "Executive CompensationEmployment Contracts and Change of Control Arrangements; Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

      (a) (1) Financial Statements

     The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 1995 Annual Report.

         (2)  Financial Statement Schedule
              Schedule II  Valuation and Qualifying Accounts

         (3) Exhibits:

Number      Exhibit
- ------      -------
2.1         First Amended Joint Chapter 11 Plan of Reorganization of MAI Systems
            Corporation, Brooke Acquisition Corp. and CLS Software, Inc., as
            confirmed by the United States Bankruptcy Court for the District of
            Delaware on November 13, 1993, filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated January 15, 1994.

2.2         Consent Order Modifying Confirmed Plan of Reorganization and Fixing
            Effective Date, as entered by the United States Bankruptcy Court for the District of Delaware on January 27, 1994, filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K dated February 9,
            1994.

3.1         Amended and Restated Certificate of Incorporation of MAI Systems
            Corporation filed as Exhibit 2(a) to the registrant's Registration
            Statement on Form 8-A/A filed with the Securities and Exchange
            Commission on February 24, 1994.

3.2 By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

10.1        Services Agreement between Remanco International, Inc. and MAI
            Systems Corporation dated as of October 1, 1995.

         MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS REQUIRED TO
         BE FILED AS AN EXHIBIT HERETO PURSUANT TO ITEM 14 OF FORM 10-K

10.2 MAI Systems Corporation 1993 Stock Option Plan, filed as Exhibit (f) to the registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 27,1994.

10.3 Employment Agreement, dated as of August 15, 1994 as amended as of October 17, 1994, by and between the registrant and Orchard Capital
            Corporation, relating to the services of Richard S. Ressler, Chairman and Chief Executive Officer of the Company, filed as
            Exhibit 10.2 to the registrant's 1994 Annual Report on Form 10-K

11.1        Computation of Income Per Share

13.1        The Company's Annual Report to Stockholders for the year ended
            December 31, 1995, but only to the extent such report is expressly incorporated by reference into Item 5, 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1        Subsidiaries of MAI Systems Corporation

23.1        Consent of KPMG Peat Marwick LLP

27.1        Financial Data Schedule

           (b)    Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MAI SYSTEMS CORPORATION


                                           By: /s/ Richard S. Ressler
                                              -----------------------
                                           Richard S. Ressler
                                           Chairman and Chief Executive Officer



Dated:  March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.


Signatures                  Title
- ----------                  -----
/s/Richard S. Ressler       Chairman of the Board of Directors
- --------------------------
Richard S. Ressler

/s/George G. Bayz           Director, President and Chief Operating Officer
- --------------------------
George G. Bayz

/s/Alan A. Gleicher         Director
- --------------------------
Alan A. Gleicher

/s/ Morton O. Schapiro      Director
- --------------------------
Morton O. Schapiro

/s/ William Brian Kretzmer  Vice President, Chief Financial Officer and
- --------------------------  Treasurer
William Brian Kretzmer      (Chief Accounting Officer)

                            MAI SYSTEMS CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                             (dollars in thousands)


                                                          Additions
                                                    ----------------------
                                         Balances   Charged to  Charged to              Balances
                                         Beginning   Costs of     Other                  End of
           Descriptions                   of Year   Expenses    Accounts    Write-offs   Year
- ---------------------------------------  ---------  ----------  ----------  ----------  -------

Year ended December 31, 1993:
   Allowance for doubtful accounts          $8,314      $1,101          $-   $(6,148)*   $3,267
                                         =========  ==========  ==========  ==========  =======
   Provision for inventory obsolescence    $17,304      $2,845          $-   $(4,389)*  $15,760
                                         =========  ==========  ==========  ==========  =======

Year ended December 31, 1994:
   Allowance for doubtful accounts          $3,267        $137          $-      $(816)   $2,588
                                         =========  ==========  ==========  ==========  =======
   Provision for inventory obsolescence    $15,760      $1,400          $-    $(1,180)  $15,980
                                         =========  ==========  ==========  ==========  =======

Year ended December 31, 1995:
   Allowance for doubtful accounts          $2,588        $613          $-    $(2,109)   $1,092
                                         =========  ==========  ==========  ==========  =======
   Provision for inventory obsolescence    $15,980        $734          $-    $(1,578)  $15,136
                                         =========  ==========  ==========  ==========  =======


*Includes effect of the foreclosure of certain European subsidiaries on March 22, 1993.