Form 10-Q
period 1996-03-31
MAI SYSTEMS CORP
filed 1996-05-15
CIK 760436

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q
              _______________________________________

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                        MARCH 31, 1996.

                    Commission File No. 1-9158
              _______________________________________

                    MAI SYSTEMS CORPORATION
    (Exact name of Registrant as Specified in its Charter)


           Delaware                          22-2554549
   (State of Incorporation)               (I.R.S. Employer
                                       Identification Number)


                      9600 Jeronimo Road
                  Irvine,  California  92718
            (Address of Principal Executive Office)


Registrant's telephone number, including area code: (714) 580-0700

====================================================================

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

Yes          No
/X/         /  /

As of  May 3, 1996, 6,734,650 shares of the registrant's
Common Stock, $0.01 par value, were outstanding.

==================================================================

                PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    MAI Systems Corporation
             Condensed Consolidated Balance Sheets
                          (Unaudited)

                                  December 31,       March 31,
                                      1995             1996

                                  (dollars in thousands)
ASSETS
  Current assets:
     Cash and cash equivalents           $4,086     $4,055
     Receivables, net                     7,662      6,874
     Inventories                          3,769      3,935
     Prepaids                               913        963
       Total current assets              16,430     15,827

  Furniture, fixtures and
   equipment, net                         3,766      3,670

  Other assets                              837        759

       Total assets                     $21,033    $20,256

LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Current liabilities:
     Current portion of
      long-term debt                        $620       $558
     Customer deposits                       745      1,237
     Accounts payable                      4,778      4,139
     Accrued liabilities                   6,432      5,102
     Income taxes payable                    337        164
     Unearned revenue                      3,181      3,116
       Total current liabilities          16,093     14,316

  Deferred income taxes                      132         26
  Long-term debt                           1,021        778
  Other liabilities                        1,150        824
  Minority interest in
    consolidated subsidiary                  165         -
       Total liabilities                  18,561     15,944

Stockholders' equity:
  Common stock, par value $0.01
   per share, authorized 10,000,000
   shares, 7,398,914 shares
   issuable                                   74         74

  Additional paid-in capital             199,364    199,411
  Cumulative translation
   adjustment                                 28         61
  Accumulated deficit                  (196,994)  (195,234)

       Total stockholders' equity          2,472      4,312
     Total liabilities and
      stockholders' equity               $21,033    $20,256



        The accompanying notes are an integral part of these condensed consolidated financial statements

                    MAI Systems Corporation
        Condensed Consolidated Statements of Operations
                          (Unaudited)


                                For the Three-Months
                                  Ended March 31,

                               1995             1996
                              ----------      ----------
                               (dollars in thousands,
                               except per share data)
Revenue:
     Computer products and
      other contract services  $17,195          $14,731

Direct costs:
     Computer products and
      other contract services   10,269            9,644

     Gross profit                6,926            5,087

Selling, general and
 administrative expenses         3,015            2,763
Research and development costs     656              687

     Operating income            3,255            1,637

Interest expense, net             (28)             (42)
Minority interest in
  consolidated subsidiary        (147)              165
     Income before income
       taxes                     3,080            1,760

Provision for income taxes       (222)                -

     Net income                 $2,858           $1,760

Primary and fully diluted
 income per share
 of common stock                 $0.39            $0.21


















The accompanying notes are an integral part of these condensed consolidated financial statement

                    MAI Systems Corporation
        Condensed Consolidated Statements of Cash Flows
                          (Unaudited)

                                  For the Three-Months
                                  Ended March 31,
                                  1995        1996

                                  (dollars in
                                  thousands)

Net cash provided by operating
  activities                        $430      $406

Cash flows from investing
  activities:
  Capital expenditures             (426)     (215)

  Proceeds from disposal of
  furniture, fixtures and
  equipment                           42         -

Net cash used in investing
  activities                       (384)     (215)

Cash flows from financing
  activities:
  Repayments of term and other
    long-term debt                 (234)     (308)
  Proceeds from the exercise
    of stock options                 -          47

Net cash used in financing
  activities                       (234)     (261)

Effect of exchange rate changes
  on cash and cash equivalents         2        39

Net change in cash and cash
  equivalents                      (186)      (31)

Cash and cash equivalents at
  beginning of period              3,151     4,086

Cash and cash equivalents at end
  of period                       $2,965    $4,055

Cash paid during the period for:
  Interest                           $64       $90






The accompanying notes are an integral part of these condensed consolidated financial statements

                    MAI Systems Corporation
     Notes to Condensed Consolidated Financial Statements
               Three-Months Ended March 31, 1996
                          (Unaudited)


(1)  Basis of Presentation

     Companies for which this report is filed are MAI Systems Corporation and its majority and wholly-owned subsidiaries (the "Company"). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period. All significant intercompany transactions and accounts have been eliminated in consolidation. The minority interest relates to Gaming Systems International, the Company's 70%-owned gaming solutions subsidiary.

(2)  Inventories

     Inventories are summarized as follows:

                                        December 31,  March 31,
                                             1995       1996
                                         (dollars in thousands)

                    Finished goods      $  2,649        $ 2,993
                    Replacement parts      1,120            942
                                        --------        -------
                          Total         $  3,769         $3,935


(3)  Plan of Reorganization

      In 1994, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the "Plan"), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.

     Shares of common stock are currently being distributed by the Company to its former creditors. As of May 3, 1996, 6,728,401 shares of common stock had been issued pursuant to the plan and were outstanding. The Company estimates that approximately 7,356,250 shares will be issued to creditors.

(4)  Net Income per Share

      Primary and fully diluted income per share are computed using 7,356,250 shares of common stock (adjusted for the August 1995 stock split) expected to be issued in accordance with the Plan of Reorganization and the weighted average number of shares and equivalent shares of common stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method. For all periods presented, fully diluted income per share approximates primary income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

       At March 31, 1996, working capital increased to $1,511,000 from $337,000 at December 31, 1995. Excluding deferred revenue (which will not give rise to cash disbursements) of $3,116,000, the Company's working capital is $4,627,000 or a ratio of current assets to current liabilities of 1.41 to 1.0. The improvement in the Company's working capital is attributable to the improved operating results of the business for the period through March 31, 1996.

      Cash and cash equivalents were $4,055,000 at March 31, 1996, compared to $4,086,000 at December 31, 1995. The Company continues to have available a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At March 31, 1996, the available balance was approximately $2,800,000; however, no balances were drawn down under this facility at March 31, 1996.

      Net cash used for investing activities in the three months ended March 31, 1996, totaled $215,000 relating to capital expenditures.

      Net cash used in financing activities for the three-months ended March 31, 1996, totaled $261,000, comprising
$308,000 to repay long-term debt offset by $47,000 proceeds from the exercise of stock options.

     Stockholders' equity increased to $4,312,000 at March 31, 1996 from $2,472,000 at December 31, 1995, principally due to net income for the three months ended March 31, 1996 of $1,760,000.

      The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1996.

      As  of  May  3,  1996, the Company had issued  6,728,401
shares of common stock to its former unsecured creditors in satisfaction of their claims against the Company.


Results of Operations

Three-Months Ended March 31, 1995 Compared to Three-Months Ended
March 31, 1996

                             March 31,  Percentage of  March 31,  Percentage
                               1995      Revenues         1996    of Revenues

(dollars in thousands)

Revenues                     $17,195      100.0%       $14,731    100.0%
Gross profit                   6,926       40.3%         5,087     34.5%
Selling, general &
 administrative expenses       3,015       17.5%         2,763     18.8%
Research and development
 costs                           656        3.8%           687      4.7%
Provision for income taxes      (222)       1.3%            -         -
Minority Interest               (147)       0.9%           165      1.1%

       Revenues for the first quarter of 1995 were $17,195,000 compared to $14,731,000 for the comparable period of 1996. The decrease revenues in the first quarter of 1996 compared to comparable periods of 1995 is due to lower revenues at the Company's gaming solutions subsidiary, where revenues were favorably impacted by one large installation. Non-gaming revenues in the first quarter of 1995 included approximately $800,000 of revenues generated by operations that were disposed or closed. Excluding those operations that were disposed or closed, non-gaming-related revenues increased approximately 5.3% comprised of an increase in sales to the Company's network solution customers partially offset by a decrease in the Company's traditional contract services revenues.

       Gross profit for the first quarter of 1995 was $6,926,000 compared to $5,087,000 for the comparable period of 1996. The decrease in the percentage gross profit from 40.3% in the first quarter of 1995 to 34.5% for the comparable period of 1996 primarily relates to a lower gross profit contribution by the Company's gaming solutions  subsidiary due to lower sales volumes in the first quarter of
1996  and certain   direct  costs  at  the  Company's  gaming  solutions
subsidiary that are largely fixed which negatively impact gross profit when sales volumes decline.

      Selling,  general and administrative expenses  decreased
from $3,015,000 for the first quarter of 1995, compared to $2,763,000 for the comparable period of 1996. The decrease is principally
attributable  to  ongoing  cost reduction   efforts  and  the  reversal
of certain excess restructuring costs in 1996.

      Research and development costs were $656,000 for the first quarter of 1995 compared to $687,000 for the comparable period of 1996. Research and development costs primarily relate to costs incurred for the Company's gaming and hospitality products.

      The provision for taxes reflects taxes for domestic and foreign operations offset by the utilization net operating loss carryforwards.

      The minority interest charge for the first quarter of 1995 reflects the share of (income) losses attributable to the minority shareholders in  the  Company's gaming solutions subsidiary.  The  $165,000 credit for the minority interest in the first quarter of 1996 reduces the minority interest balance to zero in the accompanying condensed consolidated balance sheet at March 31, 1996.

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

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Exhibits.

            None.

     (b)    Reports on Form 8-K.

            None

                          SIGNATURES


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MAI SYSTEMS CORPORATION
                                   (Registrant)

Date:  May 15, 1996                /S/ William Brian Kretzmer
                                   William Brian Kretzmer
                                   Vice-President, Chief
                                   Financial
                                   Officer and Treasurer