Form 10-Q
period 1996-06-30
MAI SYSTEMS CORP
filed 1996-08-14
CIK 760436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ---------------------

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                           Commission File No. 1-9158
                           ------------------------

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


      Registrant's telephone number, including area code: (714) 580-0700
                       -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   No
/X/  ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   No
/X/   ___

As of August 12, 1996, 8,167,069 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                                       December 31,   June 30,
                                                           1995         1996
                                                       (dollars in thousands)
ASSETS
   Current assets:
      Cash and cash equivalents....................... $  4,086     $  10,664
      Receivables, net................................
                                                          7,662         7,353
      Inventories.....................................
                                                          3,769         4,297
      Prepaids........................................
                                                            913         1,148

         Total current assets.........................    16,430       23,462

   Furniture, fixtures and equipment, net.............    3,766         3,783

       Goodwill and other intangibles.................      --          3,336

   Other assets.......................................      837           599

         Total assets..............................    $ 21,033     $  31,180

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
              Current portion of long-term debt....... $    620     $   1,278

      Customer deposits...............................
                                                            745         1,151
      Accounts payable................................
                                                          4,778         5,062

      Accrued liabilities.............................    6,432         3,688

      Income taxes payable............................      337           157

      Unearned revenue................................    3,181         3,354

         Total current liabilities................       16,093        14,688

   Deferred income taxes..............................
                                                            132            15
   Long-term debt.....................................
                                                          1,021         1,072
   Other liabilities..................................
                                                          1,150           767

   Minority interest in consolidated subsidiary.......      165            --

         Total liabilities............................    18,561        16,542

Stockholders' equity:
   Common stock, par value $0.01 per share,
   authorized 25,000,000
   shares, 7,356,250 and
   7,508,791 shares issuable.........................        74            75

   Additional paid-in capital.........................   199,364       200,367

   Cumulative translation adjustment..................        28          (82)

   Accumulated deficit................................  (196,994)    (185,722)

         Total stockholders' equity...................     2,472        14,638

      Total liabilities and stockholders'equity.......  $ 21,033     $  31,180

 The accompanying notes are an integral part of these condensed consolidated financial statements



                             MAI Systems Corporation
               Condensed Consolidated Statements of Operations
                                   (Unaudited)

                               For the Three-Months       For the Six-Months
                                   Ended June 30,            Ended June 30,
                                   1995     1996          1995          1996
                             (dollars in thousands,      (dollars in thousands,
                             except per share data)      except per share data)

Revenue:
   Software, networks and
   professional services:
     Software sales.....      $     842    $ 1,415       $ 2,247       $2,155
     Network and computer
     equipment..................   3,471      3,110         7,365        6,467
     Professional services....     2,323      2,582         4,858        4,952
                                   -----      -----        ------       ------
                Total............  6,636      7,107        14,470       13,574

        Legacy revenue...........  9,003      7,927        18,364       16,191
                                   -----     ------        ------       ------
                Total revenue.... 15,639     15,034        32,834       29,765

Direct costs..................... 10,024      8,746        20,293       18,390
                                  ------      -----        ------       ------
         Gross profit............  5,615      6,288        12,541       11,375


Selling, general and
administrative expenses..........  3,120      3,715         6,042        6,478
Research and development costs...    520        302         1,176          989
Other operating income...........  (481)      (7,294)       (388)      (7,294)
                                   -----      -------       -----      -------
           Operating income......  2,456        9,565        5,711      11,202

Interest expense-net.............    57            53           85          95
Minority interest in
consolidated subsidiary..........   (92)           -            55        (165)
                                   -----          ---           --        -----
     Income before
     income taxes...............   2,491        9,512        5,571       11,272


Provision (benefit) for income taxes
    taxes........................    (199)           -          23           -

              Net income.......    $ 2,690     $ 9,512      $ 5,548     $11,272
                                  --------     -------      -------     --------
Primary income per share
     of common stock............   $  0.34     $  1.13      $  0.70       1.34
                                   -------     -------      -------       -----
Fully diluted income per share
     of common stock............   $  0.33     $  1.13      $  0.67       1.33
                                   -------     -------      -------       -----





 The accompanying notes are an integral part of these condensed consolidated financial statements



                             MAI Systems Corporation
               Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the Six-Months Ended
                                                               June 30,
                                                           1995        1996

                                                        (dollars in thousands)


Net cash provided by operating activities.............    $2,634      $8,216

Cash flows from investing activities:
    Capital expenditures..............................      (985)      (651)
    Proceeds from disposal of furniture, fixtures and
    equipment........................................         42         -
                                                            ----        ---
Net cash used in investing activities.................      (943)      (651)

Cash flows from financing activities:
    Increase in notes receivable-net..................        -        (458)
    Repayments of long-term debt......................      (847)      (516)
        Proceeds from the exercise of stock options...
                                                              -          43
                                                            ----        ----
Net cash used in financing activities.................      (847)      (931)
                                                            ----       -----
Effect of exchange rate changes on cash and cash
equivalents...........................................        14         (56)
                                                             ----        ----
Net change in cash and cash equivalents...............        858       6,578

Cash and cash equivalents at beginning of period......      3,151       4,086
                                                            -----       -----
Cash and cash equivalents at end of period............ $    4,009    $ 10,664
                                                            -----      ------
Cash paid during the period for:
    Interest.......................................... $      141    $   159
                                                              ---        ---
        Income taxes.................................. $       -         167
                                                              ---        ---















 The accompanying notes are an integral part of these condensed consolidated financial statements

                             MAI Systems Corporation
             Notes to Condensed Consolidated Financial Statements
                         Six-Months Ended June 30, 1996
                                   (Unaudited)


(1)   Basis of Presentation

      Companies for which this report is filed are MAI Systems Corporation and its wholly-owned subsidiaries (the "Company"). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period. All significant intercompany transactions and accounts have been eliminated in consolidation.

(2)   Inventories


      Inventories are summarized as follows:


                         December 31,          June 30,
                            1995                 1996
                         ---------------------------------
                               (dollars in thousands)


Finished goods          $  2,649                $2,897
Replacement parts          1,120                 1,400
                        --------                ------
          Total         $  3,769                $4,297


(3)   Plan of Reorganization

      In 1993, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the "Plan"), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.

      Shares of common stock are currently being distributed by the Company to its former creditors. As of August 12, 1996, 6,707,236 shares of common stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 7,356,250 shares will be issued to creditors.

(4)   Business Acquisitions

      In May 1996, the Company acquired the remaining 30% of the outstanding shares of Gaming Systems International ("GSI") for approximately $2.4 million, which was financed through the issuance 98,462 shares of MAI common stock and cash (which is payable in installments through May 1998). The Company now owns 100% of the outstanding shares of GSI. In addition, the Company reacquired the distribution rights to MANBASE 8.0, a manufacturing software application, from Sextant Corporation for approximately $530,000.

(5)   Settlement of Claims Arising from Disposition of Subsidiaries

      During the three months ended June 30, 1996, the Company reached an agreement and received $8.5 million in full settlement of a claim relating to the disposition of certain subsidiaries that were disposed of in 1993. This amount (net of litigation expenses) is included in other operating income in the accompanying condensed consolidated statement of operations.

(6)   Net Income per Share

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

(7)   Subsequent Event

      On August 9, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Hotel Information Systems, Inc.
for 1,307,305 shares of common  stock  and  cash of approximately
$1,750,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, working capital increased to $8,774,000 from $337,000 at December 31, 1995. Excluding deferred revenue (which will not give rise to cash disbursements) of $3,354,000, the Company's working capital is $12,128,000 or a ratio of current assets to current liabilities of 2.07 to 1.0. The improvement in the Company's working capital is attributable to the improved operating results of the business (which includes the net settlement arising from the disposition of subsidiaries of $7,294,000).

      Cash and cash equivalents were $10,664,000 at June 30, 1996, compared to $4,086,000 at December 31, 1995. The Company continues to have available a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At June 30, 1996, the available balance was approximately $2,800,000; however, no balances were drawn down under this facility at June 30, 1996.

      Net cash used in investing activities for the six-months ended June 30, 1996, totaled $651,000, relating to capital expenditures.

      Net cash used in financing activities for the six-months ended June 30, 1996, totaled $931,000, comprising $516,000 used to repay long-term debt and $458,000 relating to notes receivable partially offset by $43,000 proceeds from the exercise of stock options.

      Stockholders' equity increased to $14,638,000 at June 30, 1996 from $2,472,000 at December 31, 1995, principally due to net income for the six-months ended June 30, 1996 of $11,272,000.

      The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1996.

      As of August 9, 1996, the Company had issued 6,707,236 shares of common stock to its former unsecured creditors in satisfaction of their claims against the Company.





RESULTS OF OPERATIONS

THREE-MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE-MONTHS ENDED JUNE 30, 1996

                Three-Months ended  Percentage  Three-Months ended  Percentage
                     June 30, 1996  of Revenues June 30, 1996       of Revenues
                                   (dollars in thousands)

Revenues                  $15,639      100.0%       $15,034       100.0%
Gross profit                5,615       35.9%         6,288        41.8%
Selling, general &
 administrative expenses    3,120       20.0%         3,715        24.7%
Research and development
 costs                        520       3.3%           302         2.0%

Other operating income       (481)     (3.1%)       (7,294)      (48.5%)

Provision (benefit)
for income taxes             (199)     (1.3%)           -            -

Minority Interest             (92)     (0.6%)           -            -

      Revenues for the three months ended June 30, 1995 were $15,639,000 compared to $15,034,000 (a 3.8% decline) for the comparable period of 1996. The decrease in revenues was attributable to an anticipated decline of $1,076,000 (12%) in the Company's legacy revenues, partially offset by an increase of $471,000 in software, networks and professional services revenues. The $471,000 increase is net of a $1,201,000 decline in revenues from the Company's gaming solutions subsidiary and an increase of $1,672,000 in non-gaming software, networks and professional services revenues. The non-gaming software, networks and professional services revenues increase of $1,672,000 represented an increase of 33.9% over the comparable period of the prior year. In conjunction with the acquisition of the remaining 30% of the outstanding shares of GSI, the Company consolidated certain activities of the two companies to achieve operating efficiencies and benefit from certain economies of scale.

      Gross profit for the three months ended June 30, 1995 was $5,615,000 compared to $6,288,000 for the comparable period of 1996. The increase in the gross profit percentage from 35.9% in the three months ended June 30, 1995 to 41.8% for the comparable period of 1996, reflects improved profit margins for both the software, networks and professional services business and the legacy business.

      Selling, general and administrative expenses increased from $3,120,000 for the three months ended June 30, 1995, to $3,715,000 for the comparable period of 1996. The increase is principally attributable to increased marketing efforts which resulted in increased non-gaming related software, networks and professional services revenues in the three months ended June 30, 1996 compared to the comparable period of 1995.

      Research and development costs were $520,000 for three months ended June 30, 1995 compared to $302,000 for the comparable period of 1996. The decrease is primarily attributable to the capitalization of certain software development costs which qualify for capitalization as product enhancement costs in the three months ended June 30, 1996. Research and development costs primarily relate to costs incurred for the Company's gaming and hospitality products.

      Other operating income for the three months ended June 30, 1995 related to a settlement (net of expenses during the period) that arose in connection with a lawsuit the Company instituted against certain competitors which the Company alleged were infringing upon its software copyright. In the three months ended June 30, 1996, other operating income related to a settlement (net of expenses) of a claim relating to the disposition of certain subsidiaries that were disposed of in 1993.

      The income tax benefit in the three months ended June 30, 1995 reflected a reduction in the year-to-date tax provision for the Company's gaming solutions subsidiary (which at the time did not qualify to be part of the Company's consolidated tax group) due to losses in the three months ended
June 30, 1995. There is no tax provision required in 1996 due to the availability of net operating losses and other timing differeces.

      The minority interest credit for the three months ended June 30, 1995 reflects the share of losses attributable to the then minority shareholders in the Company's gaming solutions subsidiary. In May 1996, the Company acquired the remaining 30% of the outstanding share capital from the minority shareholders.

Six-Months Ended June 30, 1995 Compared  to Six-Months Ended June 30, 1996

                 Six Months Ended   Percentage   Six Months Ended  Percentage
                    June 30, 1995   of Revenues    June 30, 1996   of Revenues
                                    (dollars in thousands)

Revenues                  $32,834    100.0%       $29,765       100.0%

Gross profit               12,541     38.2%        11,375        38.2%

Selling, general &
 administrative expenses    6,042     18.4%         6,478        21.8%

Research and development
costs                       1,176      3.6%           989         3.3%

Other operating income       (388)    (1.2%)       (7,294)      (24.5%)

Provision for income taxes     23      0.1%            -           -

Minority Interest              55      0.2%          (165)       (0.6%)

                                       8

      Revenues for the six months ended June 30, 1995 were $32,834,000 compared to $29,765,000 for the comparable period of 1996. The decrease in revenues of $3,069,000 in the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is attributable to an anticipated decline in legacy revenues of $2,173,000 (11.8%) and a decline in software, networks and professional services revenues of $896,000. The $896,000 decrease is net of a decrease of $3,583,000 in gaming revenues and an increase in non-gaming software, networks, and professional services revenues of $2,687,000. The non-gaming software, networks and professional services revenues increase of $2,687,000, represented an increase of 27.3% over the comparable period of the prior year. In conjunction with the acquisition of the remaining 30% of the outstanding shares of GSI, the Company consolidated certain activities of the two companies to achieve operating efficiencies and benefit from certain economies of scale.

      Gross profit for the six months ended June 30, 1995 was $12,541,000 compared to $11,375,000 for the comparable period of 1996 representing a gross profit percentage of 38.2% for both 1995 and 1996.

     Selling, general and administrative expenses increased from $6,042,000 in the six months ended June 30, 1995, to $6,478,000 in the comparable period of 1996. The increase is principally attributable to increased marketing efforts which resulted in increased non-gaming software, networks and professional services revenues in 1996 compared to 1995.

      Research and development costs were $1,176,000 for the six months ended June 30, 1995 compared to $989,000 for the comparable period of 1996. The decrease in research and development costs in the six months ended June 30, 1996 is primarily attributable to the capitalization of certain software development costs which qualify for capitalization as product enhancement costs in 1996. Research and development costs primarily relate to costs incurred for the Company's gaming and hospitality products.

      Other operating income in the six months ended June 30, 1995 related to a settlement (net of expenses during the period) that arose in connection with a lawsuit the Company instituted against certain competitors which the Company alleged were infringing upon its software copyright. In the six months ended, June 30, 1996, other operating income related to a settlement (net of expenses) of a claim relating to the disposition of certain subsidiaries that were disposed in 1993.

      The provision for income taxes in the six months ended June 30, 1995 reflected tax provision for the Company's gaming solutions subsidiary (which at the time did not quailify to be part of the Company's consolidated tax group) off-set by foreign tax adjustments. There is no tax provision required in 1996 due to the availability of net operating losses and the reversal of certain timing differences.

      The minority interest charge in the six months ended June 30, 1996 reflects the share of income attributable to the then minority shareholders in the Company's gaming solutions subsidiary. The $165,000 credit for the minority interest which arose in the three months ended March 31, 1996, eliminated all liabilities to the minority shareholders. In May 1996, the Company acquired the remaining 30% of the outstanding shares of GSI.

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

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders


(a)   The Registrant held its Annual Meeting of Stockholders May 21, 1996.


(b)   The following persons were elected to serve as directors of the
      Registrant: George G. Bayz, Alan A. Gleicher, Richard S. Ressler and Morton O. Schapiro.


(c) The following matters were voted upon by the stockholders of the Registrant, and the number of votes cast for, against, and broker non-votes, including the nominees for directors of the Registrant, are set forth below:


                    Subject                      Votes      Votes     Non-Votes
                                                   For      Against
Amendment to Amended and Restated Certificate  5,219,634    241,174     7,924
   of Incorporation increasing number of
   authorized shares of $0.01 par value Common
   Stock from 10,000,000 to 25,000,000 shares.

Amendments to 1993 Employee Stock Option Plan  5,286,055    169,775    12,902
   increasing the number of shares reserved
   for issuance thereunder by 182,500 shares
   from 817,500 shares to 1,000,000 shares; and
   permitting the Board of Directors, the
   Compensation Committee of the Board of
   Directors or such other Committee as the
   Board of Directors may designate, to
   administer the 1993 Employee Stock Option
   Plan.




Approval of the Non-Employee Directors' Stock    5,235,796  213,962    18,974
   Option Plan

Election of Directors             Votes         Votes
                                   For        Withheld

   George G. Bayz                5,407,969     61,036
   Alan A. Gleicher              5,407,654     61,078
   Richard S. Ressler            5,407,111     61,621
   Morton O. Schapiro            5,407,654     61,078


Item 5.  Other Information

ACQUISITION OF HOTEL INFORMATION SYSTEMS, INC.


      On August 9, 1996, the Registrant completed its acquisition of substantially all of the assets and certain of the liabilities of Hotel Information Systems, Inc. pursuant to an Asset Purchase Agreement dated as of June 30, 1996 (as amended July 10, 1996 by Amendment No. 1 to Asset Purchase Agreement) (as amended, the "Asset Purchase Agreement").


      The assets which have been acquired from Hotel Information Systems, Inc. ("HIS") are used in the business of software design, engineering and service relating to hotel information systems. The assets also include subsidiaries of HIS in Singapore, Hong Kong, Australia and Mexico.


      As consideration for the assets received from HIS, MAI issued 1,307,305 shares of its Common Stock ("Common Stock") and paid approximately $1,750,00 in cash. Such shares are (i) "Ordinary Consideration Shares" equal in value to $4.6 million (497,298 shares at the Per Share Price) based on the Per Share Price, rounded up to the nearest whole number and (ii) "Put/Call Consideration Shares" equal in value to $3,492,549 million (810,007 shares at the Per Share Price) based on the Per Share Price, rounded up to the nearest whole number. The Per Share Price initially is $9.25 and increases periodically following the closing of the acquisition based on the yield of US government securities.
The actual number of Consideration Shares to be issued is subject to change based on certain purchase price adjustments.


      The Consideration Shares were delivered to an escrow agent pursuant to an Escrow Agreement (the "Escrow Agreement"), among MAI, HIS and City National Bank, which is acting as the escrow agent, to be held in escrow pending (i) in the case of all Consideration Shares, resolution of purchase price adjustments following the closing of the acquisition, (ii) in the case of Ordinary Consideration Shares, resolution of disputes prior to the first anniversary of the closing of the acquisition, or (iii) in the case of Put/Call Consideration Shares, sale of such shares pursuant to a registration statement or any put or call of such shares as described below.


      All of the Consideration Shares are entitled to certain demand and piggyback registration rights contained in the Put/Call and Registration Rights Agreement (the "Put/Call and Registration Rights Agreement"), between MAI and HIS. Any of the 810,007 Put/Call Consideration Shares may be called at the Per Share Price upon exercise of the registration rights applicable to such shares pursuant to the Put/Call and Registration Rights Agreements. MAI may not exercise such call right directly but may transfer such right to a third party (the "Caller"). If such call right is not exercised by a Caller and the Put/Call Consideration Shares are sold pursuant to a registration statement during the period ending August 8, 2001, the amount of Put/Call Consideration Shares may increase or decrease depending on whether the price at which such shares are sold is below or above the Per Share Price. After August 8, 2001, the Put/Call Consideration Shares not previously disposed of may be called by MAI or may be put to MAI at the Per Share Price.


UNAUDITED PRO FORMA COMBINED REVENUE DATA, MAI SYSTEMS CORPORATION, MANBASE SOFTWARE ACQUISITION AND HOTEL INFORMATION SYSTEMS, INC.


      The following unaudited proforma combined revenue data represents the Proforma Combined Revenues for the year ended December 31, 1995 and gives effect to the re-acquisition of the distribution rights to MANBASE, which occurred May 21, 1996, and the acquisition of Hotel Information Systems, Inc. ("HIS"), which occurred August 9, 1996, as if they were consummated on January 1, 1995.


      The Registrant will file unaudited Proforma Combined Financial Data for the HIS acquisition on Form 8K/A.

      This unaudited pro forma data is provided for comparative purposes only. It does not purport to be indicative of the revenues that actually would have occurred if the acquisitions had been consummated on the date indicated or which may occur in the future.


                                      Historical                Pro forma
                                                          Adjustments Combined
                               MAI     MANBASE     HIS    (Decrease)   Total
Revenue:
Software, networks and
professional services
   Software                  $4,250   $    574   $5,591   $   (544)  $   9,871
   Network and computer
equipment                    16,602         12    7,735       (146)     24,203
   Professional services      9,528      1,246   12,529     (2,147)     21,156
      Total                  30,380      1,832   25,855     (2,837)     55,230
Legacy revenue               35,914          -        -          -      35,914
      Total revenue          $66,294  $  1,832   $25,855  $ (2,837)   $ 91,144

Note: the adjustments reflect revenues included in the HIS revenues for a subsidiary that was disposed of during 1995.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits.

     99.1    Directors' Stock Option Certificate.

     (b)     Reports on Form 8-K.

      On July 10, 1996, the registrant filed a report on Form 8-K , without financial statements, reporting that the Company had entered into an agreement to purchase substantially all of the assets of Hotel Information Systems, Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAI SYSTEMS CORPORATION
                                          (Registrant)


Date:   August 14, 1996                   /s/ William Brian Kretzmer
                                          --------------------------
                                          William Brian Kretzmer
                                          Vice-President, Chief Financial
                                          Officer and Treasurer