Form 10-Q/A
period 1996-06-30
MAI SYSTEMS CORP
filed 1996-10-23
CIK 760436

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                 FORM 10-Q/A


 QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
          OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

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

ITEM 5.     FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

      (a)   Financial Statements of Business Acquired.

            Attached are the financial statements for the business acquired by the Registrant from Hotel Information Systems, Inc. for the periods specified in rule 3-05(b) of Regulation S-X.

      (b)   Pro Forma Financial Information (Unaudited).

            Attached is the pro forma financial information relative to the Registrant's acquisition of the business previously conducted by Hotel Information Systems, Inc.



                   [Signature Page to Form 10-Q/A Follows]

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 1996


                                    MAI SYSTEMS CORPORATION
                                    (Registrant)



                                                By:   /s/ William Brian Kretzmer
                                                      William Brian Kretzmer
                                                      Vice President, Chief
                                                      Financial Officer
                                                      and Treasurer

                        CONSOLIDATED FINANCIAL STATEMENTS

                        HOTEL INFORMATION SYSTEMS, INC.

                        Years ended December 31, 1995 and 1994
                        with Report of Independent Auditors

                       HOTEL INFORMATION SYSTEMS, INC.

                      Consolidated Financial Statements
                     Years ended December 31, 1995 and 1994




                                   CONTENTS

Report of Independent Auditors...............................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................2
Consolidated Statements of Operations........................................3
Consolidated Statements of Shareholders' Equity (Capital Deficiency).........4
Consolidated Statements of Cash Flows........................................5
Notes to Consolidated Financial Statements...................................6

                        Report of Independent Auditors





The Board of Directors
Hotel Information Systems, Inc.

We have audited the consolidated balance sheets of Hotel Information Systems, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (capital deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses and has working capital and stockholders' deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In June, the Company entered into an agreement to sell substantially all of the Company's assets and the Board of Directors approved a plan for liquidation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotel Information Systems, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP
July 31, 1996

                       Hotel Information Systems, Inc.

                         Consolidated Balance Sheets

                                                               DECEMBER 31
                                                             1995      1994

                                                       ------------------------

ASSETS
Current assets:
  Cash and cash equivalents                             $1,294,900 $1,509,900
  Accounts receivable, less allowance for
   doubtful accounts of $276,000 in 1995 and
   $641,200 in 1994                                      5,121,100  5,689,400
  Inventories                                               71,500    140,900
  Receivables from related parties                         233,300    194,200
  Prepaid expenses and other current
   assets                                                  669,400    538,300
                                                        ---------- ----------
Total current assets                                     7,390,200  8,072,700

Furniture and equipment, net                             1,030,300    942,400
Capitalized software, net of accumulated
  amortization of $6,617,400 in 1995 and
  $5,270,100  in 1994                                       54,300  1,401,600
Other assets                                               183,400    215,700
                                                         --------- ----------
Total assets                                            $8,658,200$10,632,400
                                                        ---------- ----------
                                                        ---------- ----------
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL
   DEFICIENCY)
Current liabilities:
  Accounts payable                                    $  2,710,300 $3,531,900
  Accrued compensation and related
  expenses                                               1,020,500    786,200
  Dividends payable                                        736,800    399,800
  Other accrued liabilities                                857,700  1,074,000
  Current portion of notes payable and capital
  lease obligations                                      1,103,500     92,900
  Income taxes payable                                     564,500    578,800
  Deferred revenues                                      6,842,400  5,723,000
                                                        ---------- ----------
Total current liabilities                               13,835,700 12,186,600

Notes payable and capital lease
   obligations                                             238,400    136,000
Deferred rent                                                    -    136,400
Convertible subordinated debentures                      1,037,000  1,037,000

Commitments and contingencies

Shareholders' equity (capital deficiency):
  Convertible preferred stock, no par value;
   10,000,000 shares authorized:
   Series A redeemable convertible preferred
     stock; 790,500 shares authorized issued and
     outstanding in 1995 and 1994 (liquidation
     preference - $1,000,000)                            1,121,000  1,008,300
   Series B convertible preferred stock; 5,000,000
     shares authorized; 2,700,000 shares issued
     and outstanding in 1995 and 1994 (liquidation
     preference - $3,213,000)                            3,143,000  3,143,000
  Common stock, no par value;  authorized
    100,000,000 shares; 11,168,700 shares issued
    and outstanding in 1995 and 10,987,200 shares
    in 1994                                                193,600    172,100
  Accumulated deficit                                  (10,844,300)(7,117,700)
  Notes receivable from shareholders                       (56,400)   (76,500)
  Accumulated foreign currency
  translation adjustments                                   (9,800)     7,200
                                                          --------- ----------
Total shareholders' equity (capital
   deficiency)                                          (6,452,900)(2,863,600)
                                                        ----------  ----------
Total liabilities and shareholders' equity
   (capital deficiency)                               $  8,658,200 $10,632,400
                                                        ----------  ----------
                                                        ----------  ----------

 See accompanying notes.





                       Hotel Information Systems, Inc.

                    Consolidated Statements of Operations



                                                      YEAR ENDED DECEMBER 31
                                                         1995         1994
                                                    ------------------------
Revenues                                           $ 25,854,400  $ 27,302,700
Cost of revenues                                     15,145,500    17,105,900
                                                     ----------    ----------
Gross profit                                         10,708,900    10,196,800

Selling, general and
   administrative expenses                            9,715,700     9,819,400
Product development expenses                          2,465,700     2,672,200
                                                     ----------    ----------
Total operating expenses                             12,181,400    12,491,600
                                                     ----------    ----------
Loss from operations                                 (1,472,500)   (2,294,800)
Loss on investments, principally
   unconsolidated subsidiaries                         (968,900)   (3,895,000)
Loss on sale of subsidiary                             (466,300)            -
Interest expense (income), net                          (68,200)      (78,700)
                                                      ----------   ----------
Loss before income taxes                             (2,975,900)   (6,268,500)
Provision for income taxes                              301,000       290,900
                                                      ----------   ----------
Net loss                                            $(3,276,900)  $(6,559,400)
                                                      ----------   ----------
                                                      ----------   ----------

See accompanying notes.




                             Hotel Information Systems, Inc.

           Consolidated Statements of Shareholders' Equity (Capital Deficiency)

                         Years ended December 31, 1995 and 1994


                                                                                               ACCUMULATED  TOTAL
                                                                       RETAINED  NOTES        FOREIGN      SHAREHOLDERS'
                              PREFERRED STOCK      COMMON STOCK        EARNINGS  RECEIVABLES  CURRENCY     EQUITY
                             -----------------  -------------------  (ACCUMULATED FROM         TRANSLATION  (CAPITAL
                              SHARES   AMOUNT    SHARES      AMOUNT    DEFICIT)  SHAREHOLDERS ADJUSTMENTS  EFICIENCY)
                             -------- --------   -------     -------- --------------------------------------------

Balance at December 31,
1993                        3,490,500 $4,047,000 10,324,300   $118,200   $(116,900)  $(65,500)  $11,400  $3,994,200
   Issuance of common stock
     related to Hogadata
     purchase                      -        -       643,600    128,700         -           -        -        128,700
   Exercise of stock options       -        -       212,800     21,900         -       (11,000)     -         10,900
   Redemption of stock             -        -      (193,500)   (96,700)        -           -        -        (96,700)
   Accretion of preferred
     stock dividends               -     104,300       -           -       (441,400)       -        -       (337,100)
   Net loss                        -        -          -           -     (6,559,400)       -        -     (6,559,400)
   Equity adjustment from
     foreign currency
     translation                   -        -          -           -           -           -     (4,200)      (4,200)
                               -------- ---------  ---------   --------- -----------   -------- --------    ----------
Balance at December 31,
1994                          3,490,500 4,151,300  10,987,200   172,100 (7,117,700)  (76,500)   7,200    (2,863,600)


   Exercise of stock options       -        -        181,500    21,500        -      (11,000)      -          10,500
   Accretion of preferred
     stock dividends               -    112,700         -         -       (449,700)      -         -        (337,000)
   Payments received on
     shareholder notes
     receivable                    -        -           -         -           -        31,100      -          31,100
   Net loss                        -        -           -         -      (3,276,900)      -        -      (3,276,900)
   Equity adjustment from
     foreign currency
     translation                   -        -           -         -           -           -     (17,000)     (17,000)
                               -------- ---------    --------- --------   -----------  --------  --------   ----------
Balance at December 31,
1995                          3,490,500 $4,264,000 $11,168,700 $193,600  $(10,844,300) $(56,400)  $(9,800)$(6,452,900)
                               -------- ---------   --------- ----------  ------------ ---------- --------- ----------
                               -------- ---------   --------- ----------  ------------ ---------- --------- ----------


See accompanying notes.



                                      Hotel Information Systems, Inc.

                                   Consolidated Statements of Cash Flows


                                                       YEAR ENDED DECEMBER 31
                                                          1995        1994
                                                 ------------------------------

OPERATING ACTIVITIES
Net loss                                          $  (3,276,900) $ (6,559,400)
Adjustment to reconcile net loss to
net cash provided by operating
  activities:
   Depreciation and amortization                      1,562,800     2,707,200
   Deferred income taxes                                   -         (357,000)
   Losses from Hogadata                               1,051,500     3,927,500
   Equity earnings in joint venture                     (82,500)      (32,500)
   Loss on disposition of subsidiary                    466,300             -
   Net book value of retirement of furniture
   and equipment                                         45,600             -
   Change in operating assets and
   liabilities net of disposition of
     subsidiary:
       Accounts receivable                              252,000       (19,000)
       Inventories                                       69,400        44,400
       Receivables from related parties                 (39,100)      (41,900)
       Prepaid expenses and other current assets       (131,100)      (26,700)
       Accounts payable                                (821,600)    1,201,300
       Accrued compensation and related expenses        234,300       185,200
       Other accrued liabilities                       (366,300)      349,400
       Income taxes payable                             (14,300)      369,600
       Deferred revenues                              1,119,400      (768,200)
                                                     ----------     ----------
Net cash provided by operating activities                69,500       979,900

INVESTING ACTIVITIES
Capitalized software development costs                        -      (805,600)
Purchase of furniture and equipment                           -      (317,500)
Payments for investment in Hogadata                  (1,051,500)   (3,798,800)
Other assets                                            114,800       515,600
                                                      ----------    ----------
Net cash used in investing activities                  (936,700)   (4,406,300)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                 879,500             -
Repayment of borrowings and payments under
capital lease obligations                              (115,500)     (169,000)
Decrease in deferred rent                              (136,400)     (111,200)
Proceeds from payments on notes
receivable from shareholders                             31,100             -
Redemption of common stock                                    -       (96,700)
Proceeds from issuance of common stock                   10,500        10,900
                                                     ----------     ----------
Net cash provided by (used in) financing activities     669,200      (366,000)
Effect of foreign exchange rate changes on cash         (17,000)       (4,200)
                                                     ----------     ----------
Net decrease in cash and cash equivalents              (215,000)   (3,796,600)
Cash and cash equivalents at beginning of year        1,509,900     5,306,500
                                                     ----------     ----------
Cash and cash equivalents at end of year             $1,294,900    $1,509,900
                                                     ----------     ----------
                                                     ----------     ----------

Supplemental disclosures:
  Cash paid for interest                                $44,637      $104,000
                                                     ----------    ----------
                                                     ----------    ----------
  Cash paid for income taxes                           $315,300             -
                                                     ----------    ----------
                                                     ----------    ----------
  Assets acquired under capital lease obligations      $349,000      $135,400
                                                     ----------    ----------
                                                     ----------    ----------


See accompanying notes.

                        HOTEL INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION, OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Hotel Information Systems, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company develops, markets and supports computer software systems and related services for the hospitality industry. The systems are principally front office (reservations, registration, cashiering and guest services), back office (accounting, purchasing, receiving, inventory and sales management), reservations and guest history, yield management and interfaces. Services are principally installation, training, professional consulting and software maintenance. The Company has agreements with International Business Machine
Corporation, Hewlett Packard and AT&T (NCR) to sell their hardware to its customers and is an authorized reseller on both an exclusive and non-exclusive basis for several independent software developers.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses, has working capital and stockholders' deficits. Management's plans are discussed below.

SALE OF ASSETS TO MAI SYSTEMS CORPORATION

In June 1996, the Company entered into an agreement to sell substantially all of its assets to MAI Systems Corporation ("MAI"). MAI agreed to assume certain liabilities of the Company and to issue to shareholders of the Company 1,178,380 shares of its common stock. Portions of the consideration are subject to adjustment based on the closing balance sheet and the price realized on the sale of MAI common stock by former HIS shareholders. The Board of Directors has approved a plan of liquidation of the Company.

In connection with the contemplated sale of assets to MAI, the holders of Series A and B preferred stock (Note 5) of the Company agreed to accept as the full redemption price for their shares and accrued dividends 118,569 and 394,400 shares of MAI common stock. In addition, the holders of Series A preferred stock agreed to cancel warrants to purchase 228,005 shares of the Company's common stock, and the subordinated convertible debenture holder (Note 4) agreed to accept 122,919 shares of MAI common stock as the full redemption price including accrued interest.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SALE OF HOGADATA AND HOTEL INFORMATION SYSTEMS LIMITED

In May 1994, the Company entered into an agreement to acquire all of the stock of Hogadata GmbH and related entities ("Hogadata"), a software and services vendor with principal locations in Austria and Germany. Under the agreement, which was accounted for as a purchase, the Company issued 643,600 shares of its common stock, paid $1,095,800 in cash, assumed liabilities and placed 1,050,000 shares of its common stock in escrow to be released to the sellers of Hogadata on achievement of certain operating results and incurred other acquisition costs totaling $1,350,700. The Company also received notes in the amount of $500,000. Control of this entity was temporary and therefore it was accounted for under the equity method.

In connection with the agreement to acquire Hogadata, the Company also agreed to acquire Hogadata Benelux NV and issued approximately 400,000 shares of its common stock, paid $500,000 in cash and placed 700,000 shares of common stock in escrow to be released to the sellers of Hogadata Benelux NV upon achievement of certain operating results. In November 1994, Hogadata Benelux NV was sold back to its former owners, in return for the common stock issued and cancellation of the escrow share agreement. Cash paid on purchase and subsequent advances were converted to a note payable to the Company. The Company has fully provided for all cash advances at the time made.

At December 1994, the net investment and the notes were fully reserved by the Company due to continuing operating losses of Hogadata. On December 29, 1995, the Company sold its entire interest in Hogadata for a nominal consideration to Nikolaus Wishaber, the owner prior to the purchase by the Company who is a director of the Company, and also sold to the same purchaser Hotel Information Systems, Limited ("Limited"), a UK subsidiary of the Company. In addition, the parties cancelled the shares held in escrow and entered into a cross-licensing arrangement which permitted each party to distribute certain products.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SALE OF HOGADATA AND HOTEL INFORMATION SYSTEMS LIMITED (CONTINUED)

The following is a summary of activity related to losses incurred on investments which includes Hogadata and Hogadata Benelux NV:

1994:
   Purchase price:
     Cash investment                                           $  1,095,800
     Fair market value of common stock at $.20 per share            128,700
     Acquisition related costs and expenses                       1,350,700
                                                                 ----------
                                                                  2,575,200
   Additional cash advances during the year                       1,352,300
                                                                 ----------
   Total investment (charged to operations)                       3,927,500
   Equity earnings in MSC                                            32,500
                                                                 ----------
   Loss on investments                                         $  3,895,000
                                                                 ----------
                                                                 ----------

1995:
   Additional investment during the year                       $  1,017,700
   Selling expenses, net of proceeds                                 33,800
                                                                 ----------
                                                                  1,051,500
   Equity earnings in MSC                                            82,600
                                                                 ----------
   Loss on investments                                        $     968,900
                                                                 ----------
                                                                 ----------

As part of the sale of Limited, all inter-company receivables, payables and notes were forgiven. Also royalty on certain maintenance revenue was forgiven by the Company for a period of three years, and distribution rights to certain Company products were retained by Limited. The following is a summary of the loss incurred on the sale of Limited:

Intercompany receivables, net of liabilities                  $     265,200
Investment in subsidiary                                             46,900
Cost of software support and maintenance
to be provided without charge                                       150,000
Net assets sold                                                       4,200
                                                                 ----------
Net loss on sale                                              $     466,300
                                                                 ----------
                                                                 ----------

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SALE OF HOGADATA AND HOTEL INFORMATION SYSTEMS LIMITED (CONTINUED)

Limited was included in the results of operations for 1994 and for the period January 1, 1995 through December 29, 1995, and was included in the consolidated balance sheet at December 31, 1994.

METRO SYSTEMS CORPORATION LIMITED

The Company is a joint venture partner with Metro Systems Corporation Limited ("MSC") for the purpose of marketing and selling the Company's software in Thailand. The Company has a 49.9% interest in the joint venture and accounts for this investment using the equity method of accounting. Condensed unaudited financial information of MSC as of and for the year ended December 31, 1995 is as follows:

                 Total assets                $ 1,965,800
                 Total liabilities             1,593,500
                 Revenues                      3,109,500
                 Net income                      162,400

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts and valuation of deferred tax assets.

CASH EQUIVALENTS

The Company invests its excess cash in money market and other demand accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, which consist primarily of purchased computer equipment, are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets.

SOFTWARE DEVELOPMENT COSTS

Software development costs are capitalized and carried at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on the straight-line method over the shorter of the period significant revenues will be generated or five years. Amortization expense for software development costs in 1995 and 1994 amounted to $1,160,800 and $2,340,600, respectively, which amounts are included in cost of revenues.

REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements and provides services such as system installation, training, professional consulting services and software maintenance. Software license fee revenue is generally recognized upon shipment of the product to the end user. Revenue from installation and other consulting services is generally recognized as services are performed. Software license and consulting revenues for contracts requiring significant implementation services are recognized on the percentage of completion basis. Revenue from the sale of hardware is recognized at the time of shipment.

The Company provides maintenance for its computer software systems under maintenance agreements, generally with a term of one year. Maintenance revenues are recognized using the straight-line method over the term of the agreements.

The Company's revenue recognition policy is in compliance with the provision of the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition."

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Deferred revenue includes deferred maintenance revenue and the deferred portion of software license revenue.

The Company does not require collateral for its receivables. Reserves are maintained for potential credit losses, and such losses to date have been within management's expectations. Actual credit losses may differ from management's estimates and such differences could be material to the financial statements. The Company's customers include hotels located throughout the world.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative effects of foreign currency translation adjustments are included as a separate component of stockholders' equity (capital deficiency).

Exchange gains and losses arising from transactions denominated in currencies other than the functional currency are included in operations and have not been material.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued and is effective for the Company's 1996 fiscal year. The Company has elected to continue to follow current practice but FAS 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value-based method had been applied.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                             DECEMBER 31
                                                         1995         1994
                                                    ------------------------
Furniture and equipment:
   Computer equipment                              $  2,896,500  $  2,550,200
   Office furniture and equipment                       972,100       860,300
   Leasehold improvements                               144,100       239,600
   Automobiles                                           14,400        73,600
                                                      ----------   ----------
                                                      4,027,100     3,723,700
   Less accumulated depreciation and amortization    (2,996,800)   (2,781,300)
                                                      ----------   ----------
Net furniture and equipment                        $  1,030,300  $    942,400
                                                      ----------   ----------
                                                      ----------   ----------


                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable consist of the following:

                                                             DECEMBER 31
                                                         1995         1994
                                                      ------------------------

Term note payable, unsecured, due in
monthly installments of $4,110 including
interest at 6.0% per annum through June 1997          $   70,600     $ 114,200

Term note  payable to bank,  secured
by  equipment,  due in  monthly
principal installments  of $2,400 plus
interest at prime plus 1.75% per annum
through October 1995 (10.25% at December 31,1994)              -        21,600

Term note  payable to bank,  secured
by  equipment,  due in  monthly  principal
installments  of $833 plus  interest  at
prime plus  1.75% per annum  through September
1997, paid in full in 1995 (10.25% at
December 31, 1994)                                            -         27,500

Term note payable to shareholder,
unsecured, due in monthly installments
of $943 including interest at 11% per
annum through October 1997                                 18,700           -

Borrowings under $500,000 line of
credit with bank, secured by assets of parties
related to shareholders of the Company, accruing
interest at prime plus 1.0%, maturing  June 30,
1997. The Company  has  pledged  all of its
maintenance contracts  and proceeds  therefrom
to the  shareholders  that have  provided
security in support of this loan                          341,900            -

Borrowings  under  $500,000  line of
credit  with  shareholder,  secured  by the
Company's  accounts  receivable,  with interest
at 10% per annum.  Under this line the
shareholder will advance the Company the lesser
of 75% of designated accounts receivable or
$500,000. This advance is due in July 1996               500,000             -

Note payable to shareholder, unsecured,
with interest at 10% per annum, maturing
December 18, 1995 and was paid in full in
March 1996                                                18,900             -

                                                         --------       --------

Total notes payable                                      950,100         163,300

Less current portion                                     916,800          75,200
                                                         --------       --------
                                                      $   33,300      $   88,100
                                                         --------       --------
                                                         --------       --------

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

Capital lease obligations represent the present value of future rental payments under various lease agreements for computer equipment and vehicles. Depreciation on the relevant assets is charged to depreciation expense. Net book value of computer equipment, furniture and equipment, and vehicles under capital leases was $384,600 and $85,600 at December 31, 1995 and 1994, respectively.

Maturities of notes payable and future minimum lease payments under capital leases are as follows:

                                                    NOTES          CAPITAL
YEAR ENDING DECEMBER 31                            PAYABLE         LEASES
                                                  ----------     ----------

1996                                                $916,800       $238,800
1997                                                  33,300        132,300
1998                                                       -         97,600
1999                                                       -         30,000
                                                      -------       -------
                                                     $950,100       498,700
                                                      -------
                                                      -------
Less amount representing interest                                   106,900
                                                                    -------

Present value of minimum lease payments                             391,800
Current portion                                                     186,700
                                                                    -------
Long-term portion                                                  $205,100
                                                                    -------
                                                                    -------


4. CONVERTIBLE SUBORDINATED DEBENTURE

In October 1993, the Company issued 8% convertible subordinated debentures. Interest accrues at the rate of 8% per annum and is payable upon declaration of dividends on Series B preferred stock. The debentures plus accrued interest are convertible at any time, at the option of the holders into Series B preferred stock at a rate of $1.19 per share in accordance with the original terms of the agreement (see Note 1).

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



5. SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, of which 790,513 shares are designated Series A and are redeemable, 5,000,000 shares are designated Series B and are not redeemable and 4,209,487 shares are undesignated.

The holders of the Series A preferred stock may require the Company to redeem their shares at any time after December 31, 1995 at $1.265 per share plus accrued dividends and a redemption premium equal to 10% of the issuance price per annum.

Dividends cumulate annually on the Series A and Series B preferred stock at the rate of $0.101 and $0.095 per share, respectively, and are payable in cash upon the redemption, conversion or repurchase of the preferred shares, declaration of dividends on common shares, or the acquisition, merger, liquidation or dissolution of the Company. Dividends of $180,000 and $556,800, respectively, are accrued on the Series A and Series B preferred stock at December 31, 1995.

Subject to certain provisions per the agreement, each share of Series A and Series B preferred stock is convertible into one share of common stock at any time at the option of the stockholder. The shares automatically convert upon completion of an initial public offering of the Company's common stock at a price not less than $3.00 per common share and for aggregate proceeds greater than $7,500,000. The holders of the preferred stock are entitled to the number of votes equal to the number of shares of common stock into which their preferred stock is convertible.

In the event of liquidation, dissolution, or winding up of the Company, the holders of Series A and Series B preferred stock have a liquidation preference over holders of common stock equal to $1.265 and $1.19 per share, respectively, plus any unpaid dividends (see Note 1).

COMMON STOCK

Common stock has been issued to founders, certain employees and investors of the Company. Such common shares are subject to certain repurchase rights by the Company in the event of termination of employment, death or disability.

                    HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


5. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS

In September 1993, warrants to purchase approximately 128,005 shares of common stock at $0.25 per share were issued in connection with the sale of Series A preferred stock. The warrants expire in September 1998.

In June 1995, warrants to purchase 100,000 shares of common stock at $0.20 per share, were issued to a Series A preferred stockholder as partial compensation for consulting services provided to the Company. Also in June 1995, warrants to purchase 50,000 shares of common stock at $0.50 per share were issued in connection with a Securities Loan Agreement pertaining to the bank line of credit dated June 15, 1995. The warrants expire in 2000.

STOCK OPTIONS

The Board has granted non-qualified stock options to employees to purchase common stock of the Company. The options vest ratably over a three to five year period. The Company has the right to repurchase all shares issued pursuant to exercise of options upon termination of employment, death or disability.

In January 1994, the Board of Directors approved the Incentive Stock Option Plan (the "Plan") for eligible employees. The Plan provides for the issuance of both qualified and non-qualified stock options, restricted stock, stock purchase rights and performance stock options. All options have an exercise period of 10 years and generally vest over a period of 4 years. The Board authorized options to purchase up to 400,000 shares of common stock to be issued at the fair market value at the time of grant.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)




5. SHAREHOLDERS' EQUITY (CONTINUED)

The following  summarizes stock option activity for the two years ended December
31, 1995:

                                                                  OPTION PRICE
                                                      SHARES        PER SHARE
                                                    ----------  --------------
Outstanding December 31, 1993                       2,030,100  $ 0.023 - 0.250
   Granted                                            646,000            0.200
   Expired                                           (309,600)   0.085 - 0.131
   Cancelled                                         (366,700)   0.023 - 0.250
                                                     ---------    ------------
Outstanding December 31, 1994                       1,999,800   $0.023 - 0.250
   Granted                                             25,000$           0.200
   Exercised                                         (181,500)   0.085 - 0.200
   Cancelled                                         (128,300)   0.200 - 0.250
                                                     ---------    ------------
Outstanding December 31, 1995                       1,715,000   $0.023 - 0.250
                                                     ---------    ------------
                                                     ---------    ------------
Exercisable December 31, 1995                         864,600   $0.023 - 0.250
                                                     ---------    ------------
                                                     ---------    ------------


6. INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



6. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                                      YEARS ENDING DECEMBER 31
                                                         1995         1994
                                                     -------------------------
Current:
   Federal                                                    -             -
   State                                                      -             -
   Foreign                                              301,000       648,000
                                                     ----------    ----------
Total current                                           301,000       648,000

Deferred:
   Federal                                           (1,074,000)   (2,641,000)
   State                                                (86,000)     (233,000)
   Foreign                                              (14,000)      (68,000)
   Effect of valuation allowance adjustment           1,174,000     2,585,000
                                                     ----------    ----------
Total deferred                                                -      (357,000)
                                                     ----------    ----------
Total provision                                   $     301,000 $     291,000
                                                     ----------    ----------
                                                     ----------    ----------

Income tax expense for 1994 and 1995 differs from the amount of income tax expense that would result from applying U.S. statutory tax rates to the pretax loss from operations as a result of foreign income and withholding taxes which cannot be offset by the Company's U.S. net operating losses for 1994 and 1995.



                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


6. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:

                                                         1995         1994
                                                       ------------------------
Deferred tax assets:
   Net operating loss and credit carryforwards       $1,009,000      $675,000
   Capital loss carryforwards                         2,042,000             -
   Reserves and other accruals                          420,000       565,000
   Equity investments                                         -     1,474,000
   Other                                                288,000       313,000
                                                     ----------    ----------
Total deferred tax assets                             3,759,000     3,027,000
Valuation allowance                                  (3,759,000)   (2,585,000)
                                                     ----------    ----------
                                                              -       442,000

Deferred tax liabilities:
   Capitalized software                                       -      (442,000)
                                                     ----------     ----------
Net deferred tax                                              -              -
                                                     ----------     ----------
                                                     ----------     ----------

At December 31, 1995, the Company had federal and state net operating loss carryforwards totaling approximately $2,911,000 which expire in the years 2006 through 2011. In addition, in December 1995, the Company realized losses on the sale of its investment in Hogadata and related entities and on the sale of its wholly owned subsidiary in the United Kingdom, Hotel Information Systems, Limited. These sales resulted in capital losses for income tax purposes that may only be offset against future capital gains. At December 31, 1995, the Company had capital loss carryforwards of approximately $5,441,000 for both federal and state tax purposes. The capital loss carryforward for federal purposes expires in the year 2000 while the carryforward for state purposes may be carried forward indefinitely. Due to the "change of ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and capital loss carryforwards against taxable income in future years may be subject to a substantial annual limitation.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



7. RELATED PARTY TRANSACTIONS

The Company has an agreement with a major shareholder whereby the Company has the exclusive and perpetual right to market and sell front office software systems (the "System") developed by the shareholder. In consideration for such rights, the Company has agreed to pay the shareholder a royalty of $75,000 per year in perpetuity as long as the Company has the right to market the System unless the Company exercises its option to acquire the System. The royalty expense is included in cost of revenues.

Royalty revenue from product sales and services provided through MSC totalled $142,900 in 1995 ($219,000 in 1994). Royalties due from MSC totalled $118,600 and $82,900 at December 31, 1995 and 1994, respectively.

The Company has two unsecured notes payable to shareholders with a combined balance at December 31, 1995 of $37,600 (see Note 3).

The Company also has a $500,000 line of credit with a bank that is secured by assets of parties related to shareholders. The balance of this line of credit at December 31, 1995 is $341,900. Warrants to purchase 50,000 of common stock at $0.50 per share were issued to these parties in connection with this line of credit.

In June 1995, the Company entered into an agreement with a shareholder in which the shareholder will advance to the Company the lesser of 75% of designated accounts receivable or $500,000 secured by the Company's accounts receivable. The agreement calls for the Company to pay the shareholder a commitment fee of $10,000 plus 10% per annum on the outstanding balance. This advance is due in July 1996.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


8. INTERNATIONAL OPERATIONS

A summary of the Company's operations by geographic area is as follows:

                                                      YEARS ENDING DECEMBER 31
                                                         1995         1994
                                                     -------------------------
Revenues:
   United States                                    $14,701,100   $18,149,700
   Europe                                             2,837,100     2,772,900
   Far East                                          10,144,500     8,336,200
   Adjustments and eliminations                      (1,828,300)   (1,956,100)
                                                     ----------    ----------
Consolidated                                        $25,854,400   $27,302,700
                                                     ----------    ----------
                                                     ----------    ----------

Operating income (loss):
   United States                                   $ (1,723,700) $ (2,803,000)
   Europe                                               (37,300)     (107,200)
   Far East                                             288,500       616,500
                                                     ----------    ----------
Consolidated                                       $ (1,472,500) $ (2,293,700)
                                                     ----------    ----------
                                                     ----------    ----------

Identifiable assets, end of year:
   United States                                   $  4,268,300  $  6,517,300
   Europe                                                     -     1,618,300
   Far East                                           6,779,200     4,971,700
   Adjustments and eliminations                      (2,389,300)   (2,474,900)
                                                     ----------    ----------
Consolidated                                       $  8,658,200   $10,632,400
                                                     ----------    ----------
                                                     ----------    ----------


                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has noncancelable operating leases for office space, furniture and equipment that expire over the next five years. Future minimum lease payments under operating leases are as follows:

YEARS ENDING DECEMBER 31
1996                                                             $1,117,900
1997                                                                998,400
1998                                                                274,800
1999                                                                 68,800
Thereafter                                                           34,400
                                                                   ---------
                                                                 $2,494,300
                                                                   ---------
                                                                   ---------

Rent expense was $1,045,200 and $1,026,500 in 1995 and 1994, respectively.

VENDOR CLAIM

In June 1996, the Company received a letter from a hardware vendor claiming $950,000 relating to alleged obligations of former subsidiaries of the Company. The Company believes that it has no responsibility to honor claims against its former subsidiaries and intends to vigorously contest the claim. However, the outcome of this matter is not determinable at this time, its ultimate resolution could have a material adverse effect on the financial position and results of operations of the Company.

PURCHASE COMMITMENT

At December 31, 1995, the Company is committed to purchase a minimum of $1,260,000 in services related to a customer contract.


10. EMPLOYEE SALARY DEFERRAL 401(K) PLAN

The Company sponsors an Employee Salary Deferral 401(k) Plan for eligible employees. The Company made matching contributions of $26,400 and $48,100 in 1995 and 1994, respectively.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES

                     Years ended December 31, 1993 and 1992
                       with Report of Independent Auditors

                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES

                       Consolidated Financial Statements



                     Years ended December 31, 1993 and 1992











                                    CONTENTS

Report of Independent Auditors...............................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................2
Consolidated Statements of Operations........................................3
Consolidated Statements of Shareholders' Equity (Capital Deficiency).........4
Consolidated Statements of Cash Flows........................................5
Notes to Consolidated Financial Statements...................................6

                         Report of Independent Auditors




The Board of Directors
Hotel Information Systems, Inc.

We have audited the consolidated balance sheet of Hotel Information Systems, Inc. as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity (capital deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Hotel Information Systems, Inc. as of December 31, 1992 and the related consolidated statements of operations, shareholders' equity (capital deficiency), and cash flows for each of the two years in the period ended December 31, 1992, were audited by other auditors whose report dated February 26, 1993, except as to
Note 12 which is as of April 26, 1993, expressed an unqualified opinion on those statements prior to restatement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotel Information Systems, Inc. at December 31, 1993, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 12 that were applied to restate the 1992 and 1991 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



/s/ Ernst & Young LLP
May 31, 1994

                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                         DECEMBER 31
                                                        1993       1992
                                                 --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                     $  5,306,500 $   417,900
  Accounts receivable, less allowance
  for doubtful accounts
  of $298,900 in 1993 and $86,100 in 1992          5,670,400   4,290,300

Inventories                                          185,300     620,400
Receivables from related parties                     152,300           -
Deferred income taxes                                575,000           -
Prepaid expenses and other current assets            511,600     285,600
                                                  ----------   ----------
Total current assets                              12,401,100   5,614,200

Furniture and equipment, net of accumulated
depreciation of $2,498,800 in 1993 and
$2,278,800 in 1992                                   772,000     746,700

Capitalized software, net of accumulated
amortization of $2,845,400 in 1993 and
$2,019,300 in 1992                                 3,020,700    2,708,700
Other assets                                         636,100      383,300
                                                     -------      -------
Total assets                                     $16,829,900   $9,452,900
                                                 ===========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Current liabilities:
  Accounts payable                              $  2,330,600  $1,193,900
  Accrued compensation and related expenses          601,000     334,500
  Other accrued liabilities                          724,600   1,512,100
  Short-term borrowings                                    -      74,700
  Current portion of notes payable
  and capital lease obligations                       86,400      89,600
  Income taxes payable                               209,200      44,700
  Deferred revenues                                6,491,200    6,164,20
                                                  ----------   ---------
Total current liabilities                         10,443,000   9,413,700

Notes payable and capital lease obligations          176,100     124,000
Deferred income taxes                                932,000      76,000
Deferred rent                                        247,600     276,400
Convertible subordinated debentures                1,037,000           -
Commitments and contingencies

Shareholders' equity (capital deficiency):
  Convertible preferred stock, no
  par value;10,000,000 shares authorized:

   Series A redeemable  convertible
   preferred stock; 790,500 shares authorized;
   790,500  shares issued and  outstanding in 1993
   (liquidation  preference $1,000,000)                 903,900          -

   Series B convertible preferred stock;
   5,000,000 shares authorized;  2,700,000
   shares issued and outstanding in 1993
   (liquidation preference $3,213,000)                 3,143,100         -

  Common stock, no par value.  Authorized
  100,000,000 shares, 10,324,300 shares
  issued and outstanding in 1993 and
  9,868,500 shares in 1992                               118,200      81,500

  Accumulated deficit                                   (116,900)   (521,300)

  Notes receivable from shareholders                     (65,500)    (37,700)

  Accumulated foreign currency translation adjustments     11,400     40,300

                                                        ---------   ---------
  Total shareholders' equity (capital deficiency)       3,994,200   (437,200)
                                                        ---------   ---------
  Total liabilities and shareholders'
  equity (capital deficiency)
                                                       $16,829,900  $9,452,900
                                                       ===========  ==========

See accompanying notes.
                                       2



                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31



                                           1993         1992          1991
                                      -----------------------------------------

Revenues                               $23,273,100  $17,815,400   $15,955,700
Cost of revenues                        11,622,300    8,727,200     7,743,200
                                        ----------   ----------    ----------
Gross profit                            11,650,800    9,088,200     8,212,500

Selling, general and administrative
expenses                                 9,092,400    8,249,400     8,199,200
Product development expenses             1,481,000    1,127,200     1,355,000
                                         ----------   ----------   ----------
Total operating expenses                10,573,400    9,376,600     9,554,200
                                         ----------   ----------   ----------
Income (loss) from operations            1,077,400     (288,400)   (1,341,700)
Interest expense (income), net               7,400        8,200        (3,200)
                                         ----------   ----------   ----------
Income (loss) before income taxes        1,070,000     (296,600)   (1,338,500)
Provision for income taxes (benefit)       576,800      119,400       (42,500)
                                         ----------   ----------   ----------
Net income (loss)                         $493,200    $(416,000) $ (1,296,000)
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

See accompanying notes.




                                             HOTEL INFORMATION SYSTEMS, INC.
                                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                      YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                                    Accumulated  Total
                                                                          Retained     Notes        Foreign      Shareholders
                                Preferred Stock      Common Stock         Earnings     Receivable   Currency     Equity
                                ----------------   ------------------    (Accumulated  from         Translation  (Capital
                                Shares   Amount    Shares   Amount        Deficit)     Shareholders Adjustments  Deficiency)
                                -----  ---------   ------- -----------   ---------    -----------   --------     ---------
Balance at December 31, 1990     -          -    9,675,000   $81,500     $1,190,700    $(37,700)    $29,900      $1,264,400
   Common stock issued
   in exchange for
   minority interest in
   subsidiary                    -          -      193,500       -             -            -           -               -
   Net loss                      -          -          -         -       (1,296,000)        -           -        (1,296,000)
   Equity adjustment
     from foreign
     currency
     translation                 -          -          -         -             -            -        14,300          14,300
                              -------    -------    -------  --------       -------      -------     -------     -----------

Balance at December 31,
   1991                          -          -    9,868,500    81,500       (105,300)    (37,700)     44,200         (17,300)
   Net loss                      -          -          -         -         (416,000)        -           -          (416,000)
   Equity adjustment
     from foreign
     currency
     translation                 -          -          -         -             -            -        (3,900)         (3,900)
                              -------    -------    -------    ------      -------       -------    --------        --------

Balance at December 31,
1992                             -          -    9,868,500    81,500       (521,300)     (37,700)     40,300         (437,200)
   Issuance of Series A
     preferred stock at
     $1.265 per share,
     net of issuance
     costs                   790,500    877,800       -          -             -            -             -           877,800
   Issuance of Series B
     preferred stock at
     $1.19 per share,
     net of issuance
     costs                 2,700,000  3,143,100       -          -             -            -             -         3,143,100
   Exercise of stock
     options                     -          -      455,800    36,700           -        (27,800)          -             8,900
   Accretion of
     preferred stock
     dividends                   -      26,100        -          -         (88,800)          -            -           (62,700)
   Net income                    -         -          -          -         493,200           -            -           493,200
   Equity adjustment
     from foreign
     currency
     translation                 -         -          -          -             -             -         (28,900)       (28,900)
                            ---------  ---------  ----------  ---------   ---------     ---------     ---------     ----------
Balance at December 31,
1993                       3,490,500  $4,047,000  10,324,300 $ 118,200   $(116,900)     $(65,500)      $11,400      $3,994,200
                            ========= ==========  ==========  =========   =========     =========     =========     ==========

See accompanying notes.

                         Hotel Information Systems, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                     YEAR ENDED DECEMBER 31

                                               1993          1992        1991
                                        ---------------------------------------
OPERATING ACTIVITIES

Net income (loss)                            $493,200    $(416,000) $(1,296,000)

Adjustments to reconcile net
earnings (loss) to net cash
provided by operating activities:

     Depreciation and amortization            1,073,300   1,361,500    1,066,000
     Loss on disposal of equipment                    -           -      (8,100)
     Deferred income taxes                      281,000     (70,500)   (373,400)
     Equity in joint venture losses (income)     13,300     (33,500)    (21,000)

     Change in operating assets and liabilities:

       Accounts receivable                   (1,380,100)    173,800     877,900
       Related party receivable                (152,300)          -           -
       Inventories                              435,100    (525,400)     93,600
       Prepaid expenses and other
       current asset                           (226,000)    (98,000)    207,400
       Accounts payable and accrued expenses  1,340,500     663,400  (1,265,300)
       Income taxes payable                     164,500     (82,200)    302,000
       Deferred revenue                         327,000     127,500   1,676,800
       Other liabilities                       (816,300)     94,700     104,500
                                              ---------  ----------     -------
Net cash provided by operating activities     1,553,200   1,195,300   1,364,400

INVESTING ACTIVITIES
Capitalized software development costs         (963,100)   (780,300) (1,269,300)
Purchase of furniture and equipment            (241,700)   (189,300)   (390,600)
Proceeds from disposal of
 furniture and equipment                              -           -       12,400
Other assets                                   (293,300)          -           -
                                              ----------   ---------  ----------
Net cash used in investing activities        (1,498,100)   (969,600) (1,647,500)

FINANCING ACTIVITIES
Proceeds from issuance of
 convertible debentures                        1,037,000          -           -

Proceeds from borrowings                           2,500    124,700      310,500
Repayment of borrowings and
 payments under capital leases                  (206,900)  (628,800)   (105,600)

Proceeds from issuance of preferred stock, net 4,020,900          -          -

Proceeds from issuance of common stock             8,900          -          -

Net cash provided by (used in)                 ---------    ---------  ---------
 financing activities                          4,862,400    (504,100)    204,900

Effect of foreign exchange
 rate changes on cash                            (28,900)     (3,900)     14,300

Net increase (decrease) in cash                ----------   ---------  ---------
 and cash equivalents                           4,888,600   (282,300)   (63,900)

Cash and cash equivalents
 at beginning of year                             417,900    700,200     764,100
                                               ----------   --------- ----------

Cash and cash equivalents at end of year       $5,306,500   $417,900    $700,200
                                               ==========   ========= ==========
Supplemental disclosures:
   Interest paid                                  $48,300    $44,800     $38,000
                                               ==========  =========  ==========

   Income taxes paid                             $131,300   $272,100    $142,000
                                               ==========  =========  ==========

   Assets acquired under capital leases            $3,600    $14,600     $96,900
                                               ==========  =========  ==========

Supplemental disclosures of noncash
investing and financing activities:
   Note issued for purchased software           $175,000    $  -       $  -
                                               ==========  =========   =========

See accompanying notes.

                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION AND OPERATIONS

The consolidated financial statements include the accounts of Hotel Information Systems, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company develops, markets and supports computer software systems and related services for the hospitality industry. The systems are principally front office (reservations, registration, cashiering and guest services), back office (accounting, purchasing, receiving, inventory and sales management), yield management and interfaces. Services are principally installation, education, professional consulting services and software maintenance. The Company has agreements with International Business Machine Corporation, Hewlett Packard and AT&T (NCR) to sell their hardware to its customers.

In September 1991, the Company entered into a joint venture with Metro Systems Corporation Limited to form HIS MSC Company Limited for the purpose of marketing and selling the Company's software in Thailand. The Company has a 49.9% interest in the joint venture and accounts for this investment using the equity method. Condensed unaudited financial information of HIS MSC Company Limited as of and for the year ended December 31, 1993 is as follows:

Total assets               $   796,800
Total liabilities              745,100
Revenues                     1,949,800
Net loss                       (50,200)

CASH EQUIVALENTS

The Company invests its excess cash in money market and other demand accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories which consist primarily of purchased computer equipment, are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets.

SOFTWARE DEVELOPMENT COSTS

Software development costs are capitalized and carried at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on the straight-line method over five years. The total amortization expense for software development costs in 1993, 1992 and 1991 was $821,900, $858,600 and $568,800, respectively, and is included in cost of revenues.

REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements and provides services such as system installation, training, professional consulting services and software maintenance. Software license fee revenue is generally recognized upon shipment of the product to the end user. Revenue from installation and other consulting services is generally recognized as services are performed. Software license and consulting revenues for contracts requiring significant implementation services are recognized on the percentage of completion basis. Revenue from the sale of hardware is recognized at the time of shipment.

The Company provides maintenance for its computer software systems under maintenance agreements, generally with a term of one year. Maintenance revenues are recognized using the straight-line method over the term of the agreements.

Deferred revenue includes deferred maintenance revenue and the deferred portion of software license revenue.

The Company does not require collateral for its receivables. Reserves are maintained for potential credit losses, and such losses to date have been within management's expectations. The Company's customers include hotels located throughout the world. The Company is directly affected by the financial cycles of the hotel industry, however, management does not believe significant credit risk exists at December 31, 1993.

                         HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative effects of foreign currency translation adjustments are included as a separate component of stockholders' equity (capital deficiency).

Exchange gains and losses arising from transactions denominated in currencies other than the functional currency are included in operations have not been material.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.


2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                             DECEMBER 31
                                                         1993         1992
                                                     --------------------------
   Computer equipment                              $  2,190,300  $  1,991,700
   Office furniture and equipment                       713,500       618,300
   Leasehold improvements                               191,600       165,100
   Automobiles                                          175,400       250,400
                                                     ----------      ----------
                                                      3,270,800     3,025,500
   Less accumulated depreciation and amortization    (2,498,800)   (2,278,800)
                                                     ----------      ----------
Net furniture and equipment                       $     772,000 $     746,700
                                                     ----------      ----------
                                                     ----------      ----------


                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable consists of the following:

                                                             DECEMBER 31
                                                         1993          1992
                                                       ------------------------
in monthly  installments of $4,110
including interest accrued at 6.0%
per annum through June 1997                            $    155,400      $    -

Term note  payable to bank,  secured
by equipment,  due in  monthly  principal
installments  of $2,400 plus  interest
accrued at prime plus 1.75% per annum
through October 1995 (7.75% at December 31, 1993)            46,000       79,000

Term note  payable to bank,  secured
by equipment,  due in  monthly  principal
installments  of $833 plus  interest  accrued
at prime  plus 1.75% per annum through September
1997 (7.75% at December 31, 1993)                            29,200       47,500

Borrowings  under  credit  agreement
with bank,  $255,000  maximum,  secured by
equipment,  due in monthly  principal
installments  of $7,300 plus  interest
accrued at prime plus 1.75% per annum
through March 1993                                             -          14,700
                                                           --------     --------

Total notes payable                                         230,600      141,200

Less current portion                                         71,400       53,400
                                                           --------     --------
                                                          $ 159,200    $  87,800
                                                           --------     --------
                                                           --------     --------

Capital lease obligations represent the present value of future rental payments under various lease agreements for computer equipment and vehicles. Depreciation on the relevant assets is charged to depreciation expense. Cost of computer equipment and vehicles under capital leases are $115,100 and $111,500 at December 31, 1993 and 1992, respectively.


                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

Maturities of notes payable and future minimum lease payments under capital leases are as follows:

                                                       NOTES         CAPITAL
YEAR ENDING DECEMBER 31                               PAYABLE        LEASES
                                                      --------       --------
1994                                                   $71,400       $21,300
1995                                                    72,700         9,500
1996                                                    54,500         4,000
1997                                                    32,000            -
                                                      --------        ------
                                                      $230,600        34,800
                                                      --------        ------
Less amount representing interest                                      2,900
                                                                      ------
Present value of minimum lease payments                               31,900
Current portion                                                       15,000
                                                                      ------
Long-term portion                                                    $16,900
                                                                      ------
                                                                      ------


4. CONVERTIBLE SUBORDINATED DEBENTURE

In October 1993, the Company issued 8% convertible subordinated debentures due January 1, 2010. Interest accrues at the rate of 8% per annum and is payable upon declaration of dividends on Series B preferred stock. The debentures are convertible at any time at the option of the holders into Series B preferred stock at a rate of $1.19 per share in accordance with the original terms of the agreement.


5. SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company has 10,000,000 shares of convertible preferred stock authorized for issuance, of which approximately 790,500 shares are designated Series A and are redeemable, 5,000,000 shares are designated Series B and are not redeemable and 4,209,487 shares are undesignated.

                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

In September 1993, the Company issued approximately 790,500 shares of Series A redeemable, convertible preferred stock to various investors in exchange for cash at $1.265 per share. Proceeds totalled $877,800, net of issuance costs of $122,200. The holders of the Series A preferred stock may require the Company to redeem their shares at any time after December 31, 1995 at $1.265 per share plus accrued dividends and a redemption premium equal to 10% of the issuance price per annum.

In October 1993, the Company issued 2,700,000 shares of Series B convertible preferred stock to various investors in exchange for cash at $1.19 per share. Proceeds totalled $3,143,100, net of issuance costs of $45,900.

Dividends cumulate annually on the Series A and Series B preferred stock at the rate of $0.101 and $0.095 per share, respectively, and are payable in cash upon the redemption, conversion or repurchase of the preferred shares, declaration of dividends on common shares, or the acquisition, merger, liquidation or dissolution of the Company. Dividends of $20,000 and $42,700, respectively, are accrued on the Series A and Series B preferred stock at December 31, 1993.

Subject to certain provisions per the agreement, each share of Series A and Series B preferred stock is convertible into one share of common stock at any time at the option of the stockholder. The shares automatically convert upon completion of an initial public offering of the Company's common stock at a price not less than $3.00 per common share and for aggregate proceeds greater than $7,500,000. The holders of the preferred stock are entitled to the number of votes equal to the number of shares of common stock into which their preferred stock is convertible.

In the event of liquidation, dissolution, or winding up of the Company, the holders of Series A and Series B preferred stock have a liquidation preference over holders of common stock equal to $1.265 and $1.19 per share, respectively, plus any unpaid dividends.

                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

Common stock has been issued to founders, certain employees and investors of the Company. Such common shares are subject to certain repurchase rights by the Company in the event of termination of employment, death or disability.

WARRANTS

In September 1993, warrants to purchase approximately 128,000 shares of common stock at $0.25 per share were issued in connection with the sale of Series A preferred stock. The warrants expire in September 1998.

STOCK OPTIONS

The Board has granted nonqualified stock options to employees to purchase common stock of the Company. The options vest ratably over a three to five year period.
The Company has the right to repurchase all shares issued pursuant to exercise of options upon termination of employment, death or disability.

The following summarizes option activity for the three years ended December 31, 1993:

                                                                  OPTION PRICE
                                                      SHARES        PER SHARE
                                                     --------     ------------
Outstanding December 31, 1990                         375,400  $ 0.129 - 0.137
   Granted                                            851,300    0.083 - 0.131
   Expired                                           (185,700)           0.137
                                                    ---------    -------------
Outstanding December 31, 1991                       1,041,000    0.083 - 0.131
   Cancelled                                         (305,700)   0.129 - 0.131
                                                    ---------    -------------
Outstanding December 31, 1992                         735,300    0.083 - 0.131
   Granted                                          1,591,500    0.023 - 0.250
   Exercised                                         (296,700)   0.023 - 0.131
                                                    ---------    -------------
Outstanding December 31, 1993                       2,030,100  $ 0.023 - 0.250
                                                    ---------     ------------
                                                    ---------     ------------
Exercisable, December 31, 1993                         64,500          $ 0.131
                                                    ---------     ------------
                                                    ---------     ------------


                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES

Effective January 1, 1993. the Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the years the difference originated.

As permitted by FAS 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on the provision for income taxes for 1993 and the cumulative effect of the change were not material.

The provisions (benefits) for income taxes consist of the following:

                                          LIABILITY
                                           METHOD         DEFERRED METHOD
                                          --------   ----------------------
                                            1993         1992         1991
                                          --------     ---------    --------
Federal:
   Current                                 $17,000          $ -          $ -
   Deferred                                258,000      (70,500)    (252,300)
                                          --------      --------    ---------
                                           275,000      (70,500)    (252,300)

State:
   Current                                  11,000         2,400       2,400
   Deferred                                 23,000            -      (28,000)
                                           -------       -------     --------
                                            34,000         2,400     (25,600)

Foreign:
   Current                                 267,800       187,500     235,400
                                           --------     --------     --------
Total                                      $576,800     $119,400    $(42,500)
                                           --------     --------     --------
                                           --------     --------     --------



                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES (CONTINUED)

The reconciliation of income tax provision (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense is as follows:

                                         LIABILITY
                                          METHOD           DEFERRED METHOD
                                         --------       ----------------------
                                           1993          1992         1991
                                         --------       ---------   --------

Tax at U.S. statutory rate               $ 363,800    $(100,900)    $(455,100)
State taxes net of federal benefit          22,400        1,600       (15,000)
Unrecognized loss of foreign subsidiary          -       63,900             -
Net operating losses not utilized                -       28,700       284,700
Foreign income and withholding taxes       207,000      131,000       132,900
Other                                      (16,400)      (4,900)       10,000
                                           --------     --------    ---------
Total                                    $ 576,800      $119,400    $(42,500)
                                           --------     --------    ---------
                                           --------     --------    ---------


                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. INCOME TAXES (CONTINUED)

Deferred income taxes result from timing differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. The source of timing differences and resulting tax effects are as follows (deferred method):

                                                         1992            1991
                                                       ---------       --------

Depreciation and amortization                            $8,000       $(14,500)
Capitalized software                                     26,600        270,700
Deferred revenue                                              -        (28,600)
Accrued expenses                                         26,600        (63,200)
Allowance for doubtful accounts                           6,700             -
Foreign tax credits                                           -             -
Net operating losses not utilized                      (138,400)      (443,000)
Utilization of net operating loss                             -             -
Other                                                         -         (1,700)
                                                        --------       --------
                                                       $(70,500)      $(280,300)
                                                        --------       --------
                                                        --------       --------



                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities were as follows at December 31, 1993 (liability method):

Deferred tax assets:
   Foreign tax deductions                                            $189,000
   Deferred revenue                                                   318,000
   Accrued expenses                                                   219,000
   Allowance for doubtful accounts                                    116,000
   Other                                                              102,000
                                                                    ---------
Total deferred tax assets                                             944,000

Deferred tax liabilities:
   Capitalized software                                             1,079,000
   Other                                                              222,000
                                                                    ---------
Total deferred tax liabilities                                      1,301,000
                                                                    ---------
Net deferred tax liabilities                                         $357,000
                                                                    ---------
                                                                    ---------

Recorded in the accompanying financial statements as:
   Net current deferred tax assets                                   $575,000
   Net noncurrent deferred tax liabilities                            932,000
                                                                    ---------
   Net deferred tax liabilities                                      $357,000
                                                                    ---------
                                                                    ---------

No provision has been made for federal income taxes on unrequited earnings of certain of the Company's foreign subsidiaries (approximately $300,000 at December 31, 1993) since the Company plans to permanently reinvest all such earnings. However, if such earnings were remitted, foreign tax credits would be available to substantially offset the resulting U.S. income tax.

                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES (CONTINUED)

At December 31, 1993, the Company had research and development credit carryforwards of approximately $60,000 for federal income tax reporting purposes. The research and development credits expire from 2001 to 2004. During 1993, the Company utilized approximately $1,300,000 in net operating loss carryforwards for federal income tax reporting purposes. A change in ownership, as defined by the "change in ownership" provisions of the Tax Reform Act of 1986, of more than 50% of the value of the Company's stock may have occurred during the year ended December 31, 1993. The Company has not completed the analysis required to determine if a "deemed" change in ownership has occurred. However, the amount of the net operating loss carryforward utilized subsequent to the potential change in ownership is not material to the consolidated financial statements.


7. RELATED PARTY TRANSACTIONS

The Company has an agreement with a major shareholder whereby the Company has the exclusive and perpetual right to market and sell front office software systems developed by the shareholder. In consideration for such rights, the Company has agreed to pay the shareholder a royalty of $75,000 per year. The royalty expense is included in cost of revenues.

Royalty revenue from product sales and services provided through HIS MSC Company Limited (49.9% owned company) totalled $333,800 in 1993 ($210,000 and $16,800 in
1992 and 1991, respectively). Royalties due from HIS MSC Company Limited total $152,300 at December 31, 1993 (none at December 31, 1992).


                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INTERNATIONAL OPERATIONS

No single customer accounted for more than 10% of revenues in 1993, 1992 or 1991.

A summary of the Company's operations by geographic area for the three years ended December 31, 1993 follows:

                                    1993         1992          1991
                                 ----------    ----------   ----------
Revenues:
   United States                $16,041,200  $12,132,000   $10,201,900
   Europe                         3,062,000    4,076,700     4,043,000
   Far East                       5,541,200    3,217,800     3,168,000
   Adjustments and eliminations  (1,371,300)  (1,611,100)   (1,457,200)
                                  ----------  ----------    ----------
Consolidated                    $23,273,100  $17,815,400   $15,955,700
                                  ----------  ----------    ----------
                                  ----------  ----------    ----------

Operating income (loss):
   United States                    932,400       35,300    (1,451,200)
   Europe                           181,200     (156,400)       19,700
   Far East                         (35,200)    (180,500)       92,700
                                  ----------   ----------    ----------
Consolidated                      1,078,400     (301,600)    (1,338,800)
                                  ----------   ----------    ----------
                                  ----------   ----------    ----------

Identifiable assets:
   United States                $13,012,500 $  5,933,400  $  6,277,400
   Europe                         1,593,800    1,829,200     2,349,400
   Far East                       3,341,400    2,899,700     1,725,700
   Adjustments and eliminations  (1,117,800)  (1,209,400)     (723,100)
                                 ----------   ----------    ----------
Consolidated                    $16,829,900 $  9,452,900  $  9,629,400
                                 ----------   ----------    ----------
                                 ----------   ----------    ----------


                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS

OPERATING LEASE COMMITMENTS

The Company has noncancelable operating leases for office space, furniture and equipment that expire over the next five years.

Future minimum lease payments under operating leases are as follows:

YEAR ENDING DECEMBER 31

1994                                                             $1,068,900
1995                                                                960,700
1996                                                                804,900
1997 and thereafter                                                 517,500
                                                                  ---------
                                                                 $3,352,000
                                                                  ---------
                                                                  ---------

EMPLOYEE MEDICAL COVERAGE

The Company is partially self-insured for medical expenses incurred with a stop loss of $25,000 per individual or family per year for employees participating in the standard medical plan. Medical expenses incurred beyond the $25,000 level are insured under a stop-loss coverage insurance plan. Amounts accrued under the standard medical plan were approximately $86,700 and $77,900 at December 31, 1993 and 1992, respectively.


10. EMPLOYEE SALARY DEFERRAL 401(K) PLAN

The Company sponsors an Employee Salary Deferral 401(k) Plan for eligible employees. The Company has not historically matched employee contributions; however, the Plan allows for such matching upon approval by the Board of Directors.
There were no contributions made in 1993, 1992 and 1991.

                        HOTEL INFORMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. SUBSEQUENT EVENT

In May 1994, the Company entered into an agreement to acquire all of the stock of a software and services vendor with locations in Austria, Germany and Belgium. Under the agreement, the Company will issue 2,750,000 shares of its common stock and pay $500,000 in cash. 1,750,000 of the shares are held in escrow to be released upon resolution of contingencies as specified in the agreement and upon attainment by the acquiree company of certain performance criteria as defined. Additionally, the Company has agreed to loan to the acquiree up to $1,000,000 at 4% per annum to fund the completion of certain development projects. The transaction will be accounted for as a purchase. The results of operations of the acquiree will be included in the consolidated results of operations for periods subsequent to the acquisition date.

In January 1994, the Board of Directors approved the Incentive Stock Option Plan for eligible employees. The Plan provides for the issuance of both qualified and non-qualified stock options, restricted stock, stock purchase rights and performance stock options. All options will have an exercise period of 10 years. The Board authorized options to purchase up to 400,000 shares of common stock to be issued at the fair market value at the time of grant.


12. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

During 1992, and 1991, the Company recognized revenue from nonrefundable deposits received upon the signing of its license agreements with its customers prior to delivery of the related software and services. The Company's policy requires that software be delivered and services be performed in order to recognize revenue for amounts received upon signing of the contract with the customer. Also during 1992, the Company did not recognize certain license fees that were billed and collected under normal payment terms for software that was delivered prior to year end with no significant vendor obligations or other contingencies. The financial statements for 1992 and 1991 have been restated to properly record revenues for these periods. The effect of the restatement was to decrease previously reported net loss by $170,400 for the year ended December 31, 1992, and to increase previously reported net loss for the year ended December 31, 1991 by $837,200. The restatement reduced previously reported retained earnings by $666,800 and $837,200 at December 31, 1992 and 1991, respectively.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         HOTEL INFORMATION SYSTEMS, INC.
                                   (unaudited)

                         For the Six Month Periods ended
                             June 30, 1996 and 1995



                         HOTEL INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1996
                             (dollars in thousands)


ASSETS
   Current assets:
      Cash and cash equivalents                                $   2,241
      Receivables, net                                             3,509
      Inventories                                                     62
      Deferred income tax                                            719
      Prepaids                                                     1,203
                                                               ---------
         Total current assets                                      7,734

   Furniture, fixtures and equipment, net                            824
   Other assets                                                      213
                                                                --------
         Total assets                                             $8,771
                                                               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Short-term borrowings                                        1,047
      Accounts payable                                             1,413
      Accrued liabilities                                          1,763
      Income taxes payable                                           171
      Dividends payable                                              905
      Unearned revenue                                             7,702
                                                               ---------
         Total current liabilities                                13,001

   Deferred income taxes                                             726
   Long-term debt                                                  1,162
                                                               ---------
         Total liabilities                                        14,889
                                                               =========

Shareholders' equity:
   Common stock                                                      199
   Preferred Stock                                                 4,264
   Notes receivable from shareholders                                (56)
   Cumulative translation adjustment                                 (19)
   Accumulated deficit                                           (10,506)
                                                               ----------
         Total shareholders' equity                               (6,118)
                                                               ----------
      Total liabilities and stockholders' equity                   $8,771
                                                               ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements




                         HOTEL INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Six-Months Ended
                                                               June 30,
                                                           1996        1995

                                                        (dollars in thousands)

Revenues                                                  $8,580      $13,329

Direct costs                                               4,195        7,781
                                                          ------      ---------

Gross profit                                               4,385        5,548

Selling, general and administrative expenses               2,813        4,781
Research and development costs                             1,110        1,247
Other operating expense (income)                              96          (91)
                                                           ------      --------
      Operating income (loss)                                366         (389)

Loss on investments, principally unconsolidated                           400
subsidiary
Interest expense, net                                        198           17
                                                           ------      --------
      Income before income taxes                             168         (806)

Provision for income taxes                                    -            91
                                                           ------      --------

      Net income                                           $ 168        $(897)
                                                           =======     ========



              The accompanying notes are an integral part of these
                   condensed consolidated financial statement


                          Hotel Information Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the Six-Months
                                                                  Ended
                                                                June 30,
                                                              1996      1995

                                                               (dollars in
                                                               thousands)

Net cash provided by operating activities                  $     992  $    328

Cash flows from investing activities:
   Payments for investment in Hogadata                             -      (260)
   Capital expenditures                                          (42)      (31)
                                                           ---------- ---------

Net cash used in investing activities                            (42)     (291)

Cash flows from financing activities:
       Proceeds from the issuance of common stock                  5         -
                                                           ---------  --------

Net cash generated  from financing activities                      5         -
                                                           ---------  --------

Effect of exchange rate changes on cash and cash                  (9)       55
equivalents

Net change in cash and cash equivalents                          946        92

Cash and cash equivalents at beginning of period               1,295     1,510
                                                           ---------  --------

Cash and cash equivalents at end of period                 $   2,241  $  1,602
                                                           =========  =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HOTEL INFORMATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                         Six Months Ended June 30, 1996



(1)   Basis of Presentation

     Companies for which this report is filed are Hotel Information Systems, Inc. and its wholly owned subsidiaries (the "Company"). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary to present fairly the condensed consolidated financials statements. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements do not include the effect of certain proposed purchase price adjustments of approximately $2.6 million which have been proposed by MAI and which are being reviewed by the Company. See, note (2) below.

    The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

(2)   Subsequent Event

     On August 9, 1996, the Company sold substantially all of its assets to MAI Systems Corporation ("MAI"). As consideration, MAI assumed certain liabilities of the Company and issued to shareholders of the Company 1,178,380 shares of its common stock. The final consideration is subject to adjustments (if any) based on the Company's closing balance sheet as of August 9, 1996.

                PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS


The following unaudited pro forma combined financial data presents the Pro Forma Combined Balance Sheet on June 30, 1996, giving effect to the acquisition of Hotel Information Systems, Inc. ("HIS") as if they were consummated on that date. Also presented are the Pro Forma Combined Statements of Operations for the six months ended June 30, 1996, and the fiscal year ended December 31, 1995, after giving effect to the acquisitions as if they were consummated on January 1, 1995. The pro forma data is based on the historical consolidated financial statements of MAI Systems Corporation, and the historical financial statements of HIS giving effect to the transaction under the assumptions and adjustments outlined in the accompanying Notes to Unaudited Pro Forma Combined Financial Data.

The unaudited pro forma data is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma combined financial data should be read in conjunction with the notes thereto contained elsewhere herein and the audited financial statement of HIS and the related notes thereto contained elsewhere herein and the audited consolidated financial statements of the Company and the related notes thereto incorporated herein by reference.


                             MAI Systems Corporation
                        Pro Forma Combined Balance Sheet
                                   (Unaudited)

                                  June 30, 1996
                             (dollars in thousands)


                                                         Pro Forma
                                     Historical         Adjustments
                                   =============  ==============================
                                                   Increase   Adjust   Combined
                                    MAI      HIS  (Decrease)  Refer.   Total
ASSETS
 Current assets:
 Cash and cash equivalents
                                  10,664    2,241   (1,466) a(i)         9,738
                                                    (1,701) a(ii)
 Receivables, net                  7,353    3,509     (756) a(v)        10,106
 Inventories                       4,297       62        -               4,359
 Deferred income taxes                 -      719     (719) a(i)           -
 Prepaids                          1,148    1,203        -               2,351
                                  ------   ------    ------             ------
         Total current assets     23,462    7,734   (4,642)             26,554

 Furniture, fixtures and
  equipment, net                   3,783      824     (191)              4,416
 Goodwill and other
  intangibles                      3,336        -    20,832  a(iv)      24,168
 Other assets                        599      213        -                 812
                                  ------    -----  --------          ---------
         Total assets           $ 31,180    8,771   $15,999            $55,950
                                 =======    =====  ========          =========
LIABILITIES AND STOCKHOLDERS'
EQUITY
  Current Liabilities:
     Current portion of
      long-term debt            $  1,276        -        -               1,276

     Short-term borrowings             -    1,047     (919)  a(ii)         128
     Customer deposits             1,151        -        -               1,151
     Accounts payable              5,062    1,413        -               6,475
     Accrued liabilities           3,688    1,763     (100)  a(iii)      7,681
                                                     3,009   a(v)
                                                      (679)  a(i)
     Income taxes payable            157      171     (171)  a(i)          157
     Dividends payable                 -      905     (905)  a(i)           -
     Unearned revenue              3,354    7,702      123   a(v)       11,179
                                  ------    -----    -------            -------
         Total current            14,688   13,001      358              28,047
          liabilities
     Deferred income taxes            15      726      (726) a(i)           15
     Long-term debt                1,072    1,162    (1,037) a(iii )     1,197
     Other liabilities               767        -         -                767
                                 -------  -------    --------          -------
         Total liabilities
                                  16,542   14,889     (1,405)           30,026
                                 -------  -------    --------         --------
Stockholders' equity:
     Common stock                     75      199       (199)  a(i)         88
                                                          13   a(iii)
     Preferred Stock                   -     4,264    (4,264)  a(i)         -
     Additional paid-in capital  200,367        -     11,273   a(iii)  211,640
     Note receivable from
      stockholders                     -      (56)        56   a(i)         -
     Cumulative translation          (82)     (19)        19   a(i)       (82)
      adjustment
     Accumulated deficit        (185,722) (10,506)    10,506   a(i)   (185,722)
                                ---------  --------   -------        ---------
    Total stockholders'equity     14,638   (6,118)    17,404            25,924
                                ---------  --------   -------        ---------
     Total liabilities and
      stockholders' equity       $ 31,180    8,771     15,999           55,950
                                 ========  ========   ========         ========

     See accompanying notes to Pro Forma Combined Financial Statements.



                             MAI Systems Corporation
                   Pro Forma Combined Statement of Operations
                                   (Unaudited)

                     For the six months ended June 30, 1996
                    (dollars in thousands, except share data)


                                                             Pro Forma
                                      Historical
                                     ============      =========================
                                                                Adjustments
                                                       Increase  Adjust.Combined
                                     MAI         HIS   (Decrease) Refer.   Total
Revenue:
Software, networks and
professional services:
     Software Sales     5           $2,155     $1,955   $(1,355)  b(vii)  $2,755
     Network and computer
      equipment                      6,467      1,189        -             7,656
     Professional services           4,952      5,436        -            10,388
                                   ---------------------------------   ---------
     Total                          13,574      8,580       (1,355)       20,799


Legacy revenue                       16,191       -           -           16,191
                                    -------    -------      -------      -------
      Total revenue                  29,765      8,580      (1,355)       36,990

Direct costs                         18,390      4,195        (518) b(iv) 22,067
                                    -------    -------      -------      -------

      Gross profit                   11,375      4,385        (837)       14,923

Selling, general and                  6,478      2,813      (1,320) b(iv)  7,971
administrative expenses
Research and development costs          989      1,110        (171) b(iv)  1,928
Other operating (income) expense     (7,294)        96           -       (7,198)
Goodwill amortization                    -          -         1,474 b(v)   1,474
                                     -------      -------     -------    -------

      Operating Income               11,202         366        (820)      10,748

Interest expense-net                    (95)       (198)         85 b(vi)  (208)
Minority interest in consolidated
subsidiary                               165         -         -             165
                                     -------      -------    ------      -------
      Income before income taxes      11,272        168       (735)       10,705

Provision (benefit) for income taxes     -          -           -            -
                                    --------      --------   --------  ---------

      Net Income                    $11,272         $168      $(735)     $10,705
                                    ========      ========   ========   ========

Pro forma primary income per share
                                     1.34                                  1.10
                                    -----                                 -----

Pro forma fully diluted income
per share                            1.33                                  1.10
                                    -----                                 -----





     See accompanying notes to Pro Forma Combined Financial Statements.




                             MAI Systems Corporation
             Pro Forma Combined Consolidated Statement of Operations
                                   (Unaudited)

                      For the year ended December 31, 1995
                    (dollars in thousands, except share data)

                             HISTORICAL                PRO FORMA
                             ============ ======================================
                             MAI      HIS Disposed       Adjustment
                                          Operations     Increase/Adj.  Combined
                                          Adj. Ref.b(i)  (Decrease)   Ref. Total



Revenue:
 Software, networks and
professional services:
      Software Sales ....... 4,250     5,591      (544)       -            9,297

      Network and computer
       equipment            16,602     7,734      (146)       -           24,190
      Professional services  9,528     12,529    (2,147)      -           19,910
                          --------    --------    -------                -------
      Total ................30,380     25,854     (2,837)     -           53,397
      Legacy revenue .......35,914       -           -        -           35,914
                           -------    -------     -------  -------       -------
      Total revenue ........66,294     25,854     (2,837)     -           89,311

 Direct costs ..............41,249     15,145     (1,962) (1,035)b(iv)    53,397
                           -------    -------     ------- --------       -------
      Gross profit ........ 25,045     10,709      (875)    1,035         35,914


 Selling, general and
 administrative expenses ...12,979      9,716      (912)    (2,639) b(iv) 19,144
 Research and development....2,667      2,465        -      (1,161) b(iii) 3,628
                                                              (343) b(iv)    -
 Goodwill amortization .....   -          -          -        2,948 b(v)  2,948
                            -------    -------    -------    -------     -------
    Operating Income (loss)  9,399     (1,472)      37       2,230        10,194

 Loss on investments,
   principally unconsolidated
   subsidiaries and disposal of
   subsidiary                    -     (1,435)      -         1,435  b(ii)   -
 Interest expense-net ......   (228)      (68)      11         170         (115)
 Minority interest in
 consolidated subsidiary ...   (165)      -         -           -          (165)
                             -------    ------   -------     -------     -------
 Income before income taxes   9,006    (2,975)      48        3,835        9,914

 Provision for income taxes     383       301       -           -            684
                              ------   -------   -------     -------    --------
 Income before extraordinary  8,623    (3,276)      48        3,835        9,230
 item

 Extraordinary item ........   1,566        -       -           -          1,566
                              -------   -------  -------     -------     -------

      Net Income ........... $10,189    $(3,276)    $48       $3,835     $10,796
                             =======    ========  ========   =======   =========

Pro forma primary and fully
diluted income per share:

Income before
Extraordinary item              1.04                                       0.96

Extraordinary item
                                0.19                                       0.16

      Net Income                ----                                       -----
                                1.23                                       1.12
                                ====                                       =====

                             MAI SYSTEMS CORPORATION

              Notes to Unaudited Pro Forma Combined Financial Data
                                   (Unaudited)



(a) The pro forma combined balance sheet has been prepared to reflect the acquisition by the Company of HIS. The acquisition is reflected under the purchase method of accounting. As consideration for the assets acquired from HIS, MAI issued 1,307,305 shares of common stock and paid approximately $1,750,000 in cash.

      The pro forma combined balance sheet has been adjusted to reflect the above acquisition transactions as follows:

       (i) To adjust the pro forma combined balance sheet to eliminate the assets and liabilities of HIS not acquired by the Company and to eliminate the equity of HIS.

      (ii) To record the payment of estimated costs and liabilities assumed related to the acquisition of HIS.

      (iii) To record the issuance of common stock related to the acquisition.

      (iv)  To record goodwill generated from the acquisition of HIS.

      (v) To adjust acquired assets of HIS to fair market value at the acquisition date, including certain proposed purchase price adjustments of approximately $2.6 million.

     (b) The pro forma combined statement of operations give effect to the following pro forma adjustments to reflect:

      (i) On December 29, 1995, HIS disposed of Hotel Information Systems Limited, a UK subsidiary of the Company.

      (ii) In 1995, HIS incurred non-recurring losses of $1,435,200 in connection with investments in Hogadata Gmbh and related entities, Hogadata Benelux N.V., and the disposal of Hotel Information Systems Limited.

      (iii) In 1995, HIS recorded amortization expense for software development costs of $1,160,800. Amortization expense subsequent to the acquisition of HIS will be nil as the software was fully amortized by August 9, 1996.

     (iv) Estimated costs savings that will arise from the integration of the respective businesses.

      (v) The amortization of goodwill for the six months ended June 1996, and the twelve months ended December 31, 1995 of $1,474,000 and $2,948,000, respectively. The amortization period is seven years.

      (vi) The reduction of interest expense reflects the repayment of notes payable and the issuance of MAI Systems Corporation Common Stock in satisfaction of the outstanding debenture on August 9, 1996.

      (vii) To adjust for the difference in revenue recognition policy between MAI and HIS.


(c) The pro forma combined financial data may not include all potential fair value adjustments and opening balance sheet accruals which will be identified within the twelve months succeeding the acquisitions.