Form 10-Q
period 1996-09-30
MAI SYSTEMS CORP
filed 1996-11-04
CIK 760436

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

Yes   No
/X/  / /

     As of October 28, 1996, 8,179,186 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                           MAI SYSTEMS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                                      December 31, September 30,
                                                           1995         1996
                                                        (dollars in thousands)
                                                      --------------------------
   Current assets:

      Cash and cash equivalents.......................  $4,086            $6,020

      Receivables, net................................   7,662            13,037

      Inventories.....................................   3,769             4,380

      Prepaids........................................     913             1,974

                                                        -------          -------
        Total current assets.........................   16,430            25,411

   Furniture, fixtures and equipment, net.............   3,766             4,365

   Intangibles........................................     300            24,365

   Other assets.......................................     537               633

                                                        -------          -------
         Total assets................................. $21,033           $54,774
                                                        =======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Current portion of long-term debt...............    $620            $1,347

      Customer deposits...............................     745             1,469

      Accounts payable................................   4,778             5,989

      Accrued liabilities.............................   6,432             7,656

      Income taxes payable............................     337               104

      Unearned revenue................................   3,181            10,171
                                                       -------           -------
         Total current liabilities....................  16,093            26,736

   Deferred income taxes..............................     132                81

   Long-term debt.....................................   1,021               956

   Other liabilities..................................   1,150               620

   Minority interest in consolidated subsidiary.......     165               -
                                                        ------            ------
         Total liabilities...........................   18,561            28,393
                                                        ======            ======
Stockholders' equity:
   Common stock, par value $0.01 per share,
   authorized 25,000,000
   shares, 7,354,247 and 8,827,596 shares issuable          74                86

   Additional paid-in capital......................... 199,364           211,655

   Cumulative translation adjustment................        28              (40)

   Accumulated deficit................................(196,994)        (185,320)
                                                      --------         --------
         Total stockholders' equity..................    2,472            26,381
                                                      --------          --------
      Total liabilities and stockholders' equity.....  $21,033           $54,774
                                                       =======            ======

 The accompanying notes are an integral part of these condensed consolidated financial statements

                           MAI SYSTEMS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   For the Three-Months Ended   For the Nine-Months Ended
                                         September 30,                September 30,
                                       1995          1996          1995          1996
                                    -------------------------    -------------------------
                                     (dollars in thousands,       (dollars in thousands,
                                     except per share data)        except per share data)
 Software, networks and
   professional services:

 Software sales                           961          2,179         3,208         4,334
 Network and computer equipment         4,845          4,129        12,210        10,596
 Professional services                  1,984          4,122         6,842         9,074
                                       ------         ------        ------        ------
                Total............       7,790         10,430        22,260        24,004

 Legacy revenue..................       8,665          7,320        27,029        23,511
                                       ------         ------        ------        ------
                Total revenue....      16,455         17,750        49,289        47,515

 Direct costs....................      10,141         11,585        30,434        29,975
                                       ------         ------        ------        ------
                Gross profit.....       6,314          6,165        18,855        17,540


Selling, general and
administrative expenses..........       3,984          5,309        10,026        11,766
Research and development costs...         636            377         1,812         1,366
Amortization of intangibles......           -            374             -           395
Other operating expense (income).         285           (140)         (103)       (7,434)
                                       ------         ------        ------        ------
                Operating income        1,409            245         7,120        11,447

Interest expense-net.............          60              8           145           102
Minority interest in
consolidated subsidiary..........         150              -           205          (165)

Income before                          ------         ------        ------        ------
 income taxes.....................      1,199            237         6,770        11,510

Provision (benefit) for income taxes      333           (164)          356          (164)
                                       ------         ------        ------        ------
Income before extraordinary items......   866            401         6,414        11,674

Extraordinary items....................(1,566)             -        (1,566)            -
                                       -------        -------       -------      -------
                Net income.......    $  2,432       $    401      $  7,980      $ 11,674
                                        =====            ===         =====        ======


Primary income per share of common stock:

   Income before extraordinary item  $   0.10       $   0.04      $   0.78      $   1.20
   Extraordinary item............    $   0.19       $      -      $   0.19      $      -
                                         ----           ----          ----          ----
      Net income.................    $   0.29       $   0.04      $   0.97      $   1.20
                                         ====           ====          ====          ====


Fully diluted income per share of common stock:

 Income before extraordinary item    $   0.10       $   0.04      $   0.77      $   1.20
 Extraordinary item............      $   0.19       $      -      $   0.19      $      -
                                        ------        ------         ------       ------
     Net income.................     $   0.29       $   0.04      $   0.96      $   1.20
                                         ====           ====          ====          ====

The accompanying notes are an integral part of these condensed consolidated financial statements


                           MAI Systems Corporation
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                         For the Nine-Months
                                                                Ended
                                                            September 30,
                                                           1995        1996
                                                        (dollars in thousands)

Net cash provided by operating
activities............................................    $4,316         $5,665

Cash flows from investing activities:
    Capital expenditures..............................    (1,461)        (1,065)
    Proceeds from disposal of furniture, fixtures and
    Equipment.........................................        42              -
    Net cash  acquired from the purchase of HIS.......        -             158
    Capitalized software costs........................        -            (736)
                                                          ------         -------
Net cash used in investing activities.................    (1,419)        (1,643)
                                                          ------         -------
Cash flows from financing activities:
    Increase in notes receivables (net)...............        (5)          (437)
    Repayments of long-term debt......................      (925)        (1,655)
        Proceeds from the exercise of stock options...        -               57
                                                          -------        -------
Net cash used in financing activities.................      (930)        (2,035)
                                                          -------        -------
Effect of exchange rate changes on cash and cash
equivalents...........................................        21            (53)

Net change in cash and cash equivalents...............     1,988           1,934

Cash and cash equivalents at beginning of period......     3,151           4,086
                                                          ------          ------
Cash and cash equivalents at end of period............    $5,139          $6,020
                                                          ------          ------
Cash paid during the period for:

    Interest..........................................      $158            $179
                                                           -----           -----
    Income taxes......................................         -            $167
                                                           -----           -----
















 The accompanying notes are an integral part of these condensed consolidated financial statements

                           MAI Systems Corporation
             Notes to Condensed Consolidated Financial Statements
                     Nine months ended September 30, 1996
                                 (Unaudited)


(1)   Basis of Presentation

     Companies for which this report is filed are MAI Systems Corporation and its wholly-owned subsidiaries (the 'Company'). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period. All significant intercompany transactions and accounts have been eliminated in consolidation.

(2)   Inventories

      Inventories are summarized as follows:


                                                December 31,          September
                                                   1995                   1996
                                                    (dollars in thousands)
                                                 -------------------------------

                        Finished goods            $2,649                  $2,947
                        Replacement parts          1,120                   1,433
                                                --------                 -------
                              Total               $3,769                  $4,380
                                                --------                 -------

(3)   Plan of Reorganization

     In 1993, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the 'Plan'), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.

     Shares of common stock are currently being distributed by the Company to its former creditors. As of October 28, 1996, 6,705,233 shares of common stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 7,354,247 shares will be issued to creditors.

(4)   Business Acquisitions

     In May 1996, the Company acquired the remaining 30% of the outstanding shares of Gaming Systems International (GSI) for approximately $2.4 million, which was financed through the issuance 98,462 shares of MAI common stock and cash (which is payable in installments through May 1998). The Company now owns 100% of the outstanding shares of GSI. In addition, the Company reacquired the distribution rights to MANBASE 8.0, a manufacturing software application, from Sextant Corporation for approximately $530,000 in May 1996.

     On August 9,1996, the Company acquired substantially all the assets and assumed certain liabilities of Hotel Information Systems, Inc. ('HIS') pursuant to an Asset Purchase Agreement dated June 30, 1996 (as amended July 10, 1996) for 1,307,302 shares of common stock. The assets which have been acquired from HIS are used in the business of software design, engineering and service relating to hotel information systems. The assets also include subsidiaries of HIS in Singapore, Hong Kong, Australia and Mexico. While the Company has made a preliminary purchase price allocation, adjustments may be identified within the twelve months succeeding the acquisition.

(5)   Settlement of Claims Arising from Disposition of Subsidiaries

     In June 1996 the Company reached an agreement and received $8.5 million in cash in full settlement of a claim relating to the disposition of certain subsidiaries that were disposed of in 1993. This amount (net of litigation expenses and accruals for pending lawsuits of approximately $1.1 million) is included in other operating income in the accompanying condensed consolidated statement of operations.

(6)   Net Income per Share

     Primary and fully diluted income per share are computed using the shares of common stock (adjusted for the August 1995 stock split) expected to be issued in accordance with the Plan of Reorganization and the weighted average number of shares and equivalent shares of common stock outstanding during the period.
Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method.

ITEM 2.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At September 30, 1996, working capital decreased to negative $1,325,000 from $337,000 at December 31, 1995. Excluding deferred revenue (which will not give rise to cash disbursements) of $10,171,000, the Company's working capital is $8,846,000 or a ratio of current assets to current liabilities of 1.53 to
1.0. The improvement in the Company's working capital (as adjusted for deferred revenue) is attributable to the improved operating results of the business, which includes the net settlement arising from the disposition of subsidiaries of $7,434,000.

     Cash and cash equivalents were $6,020,000 at September 30, 1996, compared to $4,086,000 at December 31, 1995. The Company continues to have available a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At September 30, 1996, the available balance was approximately $3,000,000; however, no balances were drawn down under this facility at September 30, 1996.

     Net cash used in investing activities for the nine months ended September 30, 1996, totaled $1,643,000 comprising capital expenditures of $1,065,000, net cash acquired from the purchase of HIS of $158,000 and expenditures incurred on capitalized software costs of $736,000.

     Net cash used in financing activities for the nine months ended September 30, 1996, totaled $2,035,000 comprising $1,655,000 used to repay long-term debt and $437,000 relating to notes receivable partially offset by $57,000 proceeds from the exercise of stock options.

     Stockholders' equity increased to $26,381,000 at September 30, 1996 from $2,472,000 at December 31, 1996, principally due to net income for the nine months ended September 30, 1996 of $11,674,000 and the issuance of common stock in connection with the HIS acquisition.

     The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1997.

     As of October 28, 1996, the Company had issued 6,705,233 shares of common stock to its former unsecured creditors in satisfaction of their claims against the Company.




RESULTS OF OPERATIONS

THREE-MONTHS  ENDED SEPTEMBER 30, 1995 COMPARED TO THREE-MONTHS  ENDED SEPTEMBER
30, 1996


               Three months ended   Percentage of   Three months ended   Percentage
                   Sept. 30, 1995   Revenues        Sept. 30, 1996       of Revenues

                                       (dollars in thousands)

Revenues                  $16,455     100.0%             $17,750          100.0%
Gross profit                6,314      38.4%               6,165           34.7%
Selling, general &
  administrative expenses   3,984      24.2%               5,309           29.9%
Research and development
  costs                       636       3.9%                 377            2.1%
Amortization of Intangibles    -         -                   374            2.1%

Other operating
 expense (income)             285       1.7%               (140)          (0.8%)
Provision (benefit) for
 income taxes                 333       2.0%               (164)          (0.9%)
Minority Interest             150       0.9%                 -              -
Reorganization gain        (1,566)     (9.5%)                -              -



     Revenues for the three months ended September 30, 1995 were $16,455,000 compared to $17,750,000 (a 7.9% increase) for the comparable period of 1996. The net increase of $1,295,000 in revenues includes an increase of $2,640,000 in the Company's software, networks and professional services business partially offset by the anticipated decline of $1,345,000 (15.5%) in the Company's legacy business. The $2,640,000 increase in software, networks, and professional services revenues is net of an increase of approximately $5,200,000 (114.9%) in non-gaming revenues and a decrease in gaming revenues of approximately $2,600,000.

     Gross profit for the three months ended September 30, 1995 was $6,314,000 compared to $6,165,000 for the comparable period of 1996. The decrease in the gross profit percentage from 38.4% in the three months ended September 30, 1995 to 34.7% for the comparable period of 1996, reflects declining profit margins in the Company's legacy business due to the relatively fixed nature of certain costs which do not decline with revenues and a decline in the gross profit earned on software networks and professional services primarily attributable to a lower gross profit earned on the network and computer equipment content of a single significant installation that occurred in the three months ended September 30, 1996.

     Selling, general and administrative expenses increased from $3,984,000 for the three months ended September 30, 1995, to $5,309,000 for the comparable period of 1996. The increase is principally attributable to increased sales and marketing efforts (including increases in sales personnel) which resulted in increased software, networks and professional services revenues in the three months ended September 30, 1996 compared to the comparable period of 1995

     Research and development costs were $636,000 for three months ended September 30, 1995 compared to $377,000 for the comparable period of 1996. The decrease is primarily attributable to the capitalization of certain software development costs which qualify for capitalization as product enhancement costs in the three months ended September 30, 1996. Research and development costs primarily relate to costs incurred for the Company's gaming and hospitality products.

     Amortization of intangibles for the three months ended September 30, 1996, primarily related to amortization arising in connection with acquisition of HIS and the remaining 30% of the outstanding shares of GSI.

     Other operating expense for the three months ended September 30, 1995 related to expenses that arose in connection with a lawsuit the Company instituted against certain competitors which the Company alleged were infringing upon its software copyright. In the three months ended September 30, 1996, other operating income related to a favorable settlement of a claim that the Company accrued for in the three months ended June 30, 1996.

     The income tax provision in the three months ended September 30, 1995 reflected a tax provision for the Company's gaming solutions subsidiary (which at the time did not qualify to be part of the Company's consolidated tax group). The income tax benefit arising in the three months ended September 30, 1996 related to the reversal of tax provisions no longer required for the company's gaming solutions company. There is no consolidated tax provision required in the three months ended September 30, 1996 due to the availability of net operating losses and the reversal of certain timing differences.

     The minority interest for the three months ended September 30, 1995 reflects the share of income attributable to the then minority shareholders in the Company's gaming solutions subsidiary. In May 1996, the Company acquired the remaining 30% of the outstanding share capital from the minority shareholders.

     The reorganization gain for the three months ended September 30, 1995 related to the favorable settlement of certain tax liabilities pursuant to the Company's bankruptcy proceedings and as such has been classified as an extraordinary item. Where, appropriate, the remaining balances that were agreed with the respective taxing authority (which are payable over six years in accordance with the Company's Plan of Reorganization) are classified as long-term debt in the Condensed Consolidated Balance Sheets.



Nine-Months Ended September 30, 1995 Compared to Nine-Months Ended September
30, 1996

               Nine Months Ended   Percentage of  Nine Months Ended  Percentage
              September 30, 1995   Revenues       September 30, 1996 of Revenues
                                  (dollars in thousands)
             --------------------- -------------  ------------------ -----------

Revenues                 $49,289       100.0%        $47,515          100.0%
Gross profit              18,855        38.3%         17,540           36.9%
Selling, general &
 administrative expenses  10,026        20.3%         11,766           24.8%
Research and
development costs          1,812         3.8%         1,366             2.9%
Amortization
 of Intangibles               -           -             395            (0.8%)


Other operating income      (103)       (0.2%)        (7,434)          (15.6%)
Provision for income taxes   356         0.7%          (164)           (0.3%)
Minority Interest            205         0.4%          (165)           (0.3%)
Reorganization gain       (1,566)       (3.2%)            -               -



     Revenues for the nine months ended September 30, 1995 were $49,289,000 compared to $47,515,000 for the comparable period of 1996. The decrease in revenues of $1,774,000 in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is attributable to the anticipated decline in legacy revenues of $3,518,000 (13.0%) net of an increase in software, networks and professional services revenues of $1,744,000. The increase in software, networks and professional services revenues of $1,744,000 is net of an increase of approximately $7,900,000 (55.0%) in non-gaming revenues and a decrease in gaming revenues of approximately $6,200,000.

     Gross profit for the nine months ended September 30, 1995 was $18,855,000 compared to $17,540,000 for the comparable period of 1996 representing a gross profit percentage of 38.3% and 36.9% for the nine months ended September 30, 1995 and 1996, respectively.

     Selling, general and administrative expenses increased from $10,026,000 in the nine months ended September 30, 1995, to $11,766,000 in the comparable period of 1996. The increase is principally attributable to increased sales and marketing efforts (including increases in sales personnel), which resulted in increased software, networks and professional services revenues in the nine months ended September 30, 1996 compared to the comparable period of the prior year.

     Research and development costs were $1,812,000 for the nine months ended September 30, 1995 compared to $1,366,000 for the comparable period of 1996. The decrease in research and development costs in the nine months ended September 30, 1995 is primarily attributable to the capitalization of certain software development costs which qualify for capitalization as product enhancement costs in 1996. Research and development costs primarily relate to costs incurred for the Company's gaming and hospitality products.

     Amortization of intangibles for the nine months ended September 30, 1996 primarily relates to amortization arising in connection with the acquisition of HIS and the remaining 30% of the outstanding shares of GSI.

     Other operating income in the nine months ended September 30, 1995 related to a settlement (net of expenses during the period) that arose in connection with a lawsuit the Company instituted against certain competitors which the Company alleged were infringing upon its software copyright. In the nine months ended, September 30, 1996, other operating income related to a favorable settlement (net of litigation expenses) relating to the disposition of certain subsidiaries that were disposed in 1993 offset by an accrual for pending lawsuits.

     The provision for income taxes in the nine months ended September 30, 1995 reflected a tax provision for the Company's gaming solutions subsidiary (which at the time did not qualify to be part of the Company's consolidated tax group) off-set by foreign tax adjustments. The income tax benefit in the nine months ended September 30, 1996 reflects the reversal of certain excess tax liabilities no longer required at the company's gaming solutions subsidiary. There is no consolidated tax provision required in the nine months ended September 30, 1996 due to the availability of net operating losses and the reversal of certain timing differences.
                                       9

     The minority interest charge in the nine months ended September 30, 1995 reflected the share of income attributable to the then minority shareholders in the Company's gaming solutions subsidiary. The $165,000 credit for the minority interest (which arose in the three months ended March 31, 1996), eliminated all liabilities to the minority shareholders. In May 1996, the Company acquired the remaining 30% of the outstanding shares of GSI.

     The reorganization gain for the nine months ended September 30, 1995, relates to the favorable settlement of certain tax liabilities pursuant to the Company's bankruptcy proceedings and as such have been classified as an extraordinary item. Where appropriate, the remaining balances that were agreed with the respective tax authority (which are payable over six years in accordance the Company's Plan of Reorganization) are classified as long-term debt in the Condensed Consolidated Balance Sheets.

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

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits.


        10.1** License  Agreement dated October 1, 1996 by and between the
               Company and Christian Rivadalla dba Enterprise Hospitality Solutions[**Confidential Treatment has been requested for certain portions of this document].



        99.1 Director's Stock Option Certificate (incorporated herein by reference to Exhibit/Appendix C of the Registrants 1996 Notice of Annual Meeting and Proxy Statement filed with the commission on May 21, 1996).


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

                                          MAI SYSTEMS CORPORATION
                                          (Registrant)


Date:   November 1, 1996                  /s/ William Brian Kretzmer
                                          William Brian Kretzmer
                                          Vice-President, Chief Financial
                                          Officer and Treasurer