Form 10-K/A
period 1995-12-31
MAI SYSTEMS CORP
filed 1996-12-03
CIK 760436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 (Amendment No.1)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                     Common Stock, $.01 par value per share

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The registrant's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock are currently being distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At March 22, 1996, the number of issued and outstanding shares of the Company's Common Stock was 6,728,401 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 22, 1996 was approximately $29,489,000. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

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



Dated:  December 3, 1996

                                           MAI SYSTEMS CORPORATION

                                           By: /s/ William Brian Kretzmer
                                           William Brian Kretzmer
                                           Vice-President, Cheif Financial
                                           Officer and Treasurer

     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT]



                                  EXHIBIT 10.1
                               SERVICES AGREEMENT
                                     between
                           REMANCO INTERNATIONAL, INC.
                                       and
                             MAI SYSTEMS CORPORATION


     This SERVICES AGREEMENT (the "Agreement") is made and entered into as of the 1st day of October, 1995 (the "Effective Date") by and between REMANCO INTERNATIONAL, INC., a Delaware corporation ("Remanco"), having is principal place of business at 260 Fordham Road, Wilmington, Massachusetts 01887, and MAI SYSTEMS CORPORATION ("MAI"), a Delaware corporation, having its principal place of business at 9600 Jeronimo Road, Irvine, California 92718.

     In consideration of the mutual premises and covenants contained herein, Remanco and MAI hereby agree as follows:

     1. DEFINITIONS. As used in this Agreement, the following words and terms shall be defined as indicated below.

     "Customers" means a user of Remanco Equipment who has entered into a Services Agreement for said Equipment with Remanco, which Services Agreements are listed in Exhibit A attached hereto, and all other users of Remanco Equipment.

     "Employees" means those employees of Remanco in Remanco's field service and depot repair operations listed in Exhibit B attached hereto.

     "Equipment" means hardware and firmware supplied by Remanco to an end user and listed in Exhibit C attached hereto.

     "Parts" means those repairable spare parts, including whole Equipment units, necessary, used or useful in performing Services and listed in Exhibit D attached hereto.

      "Remanco Products" means Equipment and Software as defined herein.


      "Service Assets" means the Parts and T/R Equipment as defined herein.

     "Services" means hardware maintenance and/or repair services provided in accordance with the terms of Remanco's Services Agreement or on a time and materials basis in accordance with Remanco's policies and procedures.

     "Services Agreement" means Remanco's standard System Maintenance and Software Support Agreement pursuant to which Remanco provides hardware and software maintenance, repair services and support. The current standard Services Agreement is attached hereto as Exhibit E.

     "Software" means Remanco's software licensed with Remanco Equipment to comprise Remanco Products and Remanco Diagnostic Programs, which Software is listed in Exhibit C attached hereto.

     "T/R Equipment" means Remanco's test fixtures, technicians' tool boxes, equipment, diagnostics software and equipment, documentation, procedures, manuals and the like necessary, used or useful in performing Services and listed in Exhibit F attached hereto.

2.    TRANSFER OF SERVICE AND REPAIR BUSINESS.

     2.1 Employees. At 12:01 A.M. on the Effective Date, MAI shall offer employment to the Employees listed in Exhibit B attached hereto who are employees of Remanco at the salaries listed in such Exhibit. Remanco shall use its



     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT]

     good faith, best efforts to secure the agreement of the Employees to become an employee of MAI. Remanco will, with effect from the close of business on October 1, 1995, terminate the employment of the Employees and pay to all the Employees all amounts due and owing to them in respect of salary, commissions, holiday and vacation pay, business and travel expenses, and other amounts due, less any amounts owed to Remanco by the Employees. Any Employees hired by MAI shall be new hires of MAI, shall have no accrued MAI retirement, vacation or pension benefits and MAI shall not be deemed to be a successor employer of such new hires for any purpose. However, each of such Employees hired by MAI shall be covered by MAI's medical, dental, life insurance and other standard employee benefit programs as of the Effective Date and shall be credited with their years of service with Remanco solely for purposes of determining their vacation accrual rates and their eligibility for participation in MAI's benefit programs.

     2.2 [**] Service Agreements. On the Effective Date, Remanco shall [**] the rights and obligations [**] under the Service Agreements listed in Exhibit A attached hereto, subject to the terms and condits of this Section. [**] Remanco will thereupon subcontract [**] MAI the obligations to perform Services. Remanco shall [**] be responsible for all Customer contact, first call support, invoicing and collection, software support and related matters, other than performance of Services. Remanco will appoint MAI as its authorized services representative to perform Services as outlined in Section 3 on a subcontract basis. Except with respect to the performance of Services on and after the Effective Date , MAI will not assume any liability of Remanco arising out of the Service Agreements or otherwise arising prior to the Effective Date. Future Service Agreements with new Customers will be between such new Customers and Remanco [**] in keeping with this Section. Renewals of Service Agreements with Customers will also be between such Customers and Remanco [**] in keeping with this section.

     2.3 Service Assets. Remanco shall furnish MAI with an inventory of Parts sufficient to maintain the Customers and shall during the Term of this Agreement, maintain such inventory at appropriate levels. On the Effective Date, Remanco shall furnish to MAI the T/R Equipment listed in Exhibit F. All Parts and T/R Equipment remain the property of Remanco. The initial cost to ship and insure all Parts and T/R Equipment to MAI shall be borne by Remanco. The parties agree to file the appropriate UCC statements and notices to protect each other's rights in the Service Assets.

3.    PERFORMANCE OF SERVICES.

     3.1 Appointment. Remanco hereby appoints MAI, and MAI hereby accepts appointment, as the exclusive Authorized Service Representative of Remanco to provide Services to Customers under Service Agreements on a subcontract basis, except Remanco National Accounts located in Remanco distributor territories listed in Exhibit L. MAI may not appoint a secondary or sub-authorized service representative to service Remanco Products without Remanco's prior written consent, which consent will not be unreasonably withheld. MAI may not provide support of Remanco Products, in any manner, to unauthorized providers of Remanco hardware, software, or service.

     3.2 Contract Maintenance Services. Commencing on the Effective Date, during the Term of this Agreement, MAI shall perform Services on Remanco Equipment under Services Agreements upon the request of Remanco as follows:

     (a) Remanco shall maintain a first call telephone desk for its Customers and shall take directly all calls requesting Services. Remanco shall screen each call to determine whether the Customer requires software support to be provided by Remanco, the problem can be resolved during the telephone call or Services are required. If Services are required, Remanco shall contact MAI. MAI will perform all Services, including hardware field maintenance, depot repair and Consigned Service Assets management. In addition, MAI will perform warranty, installation and time and materials Services as requested by Remanco.

     (b) MAI shall maintain a 7 day-24 hour dedicated national Remanco telephone number to receive all requests for Services.

     (c) MAI shall perform Services hereunder in a good, competent, professional manner, consistent with industry standards and in material conformance with the requirements of Service Agreements and Remanco's service policy and procedures, attached hereto as Exhibit K.

     3.3 Non-Contract Services. Any services or repairs performed on site by MAI upon the authorization of Remanco which are not subject to coverage under the terms of a Service Agreement between the Customer and Remanco shall be subject to the hourly fee portal to portal as listed in Exhibit G attached hereto. MAI will not perform any non-contract Services without first receiving Remanco's authorization therefor. Such repairs include but are not limited to engineering change orders, systems abuse/misuse and service during Non-Contracted Hours of Coverage (as defined in Section 3.4 hereof).



     3.4 Hours of Coverage. "Contracted Hours of Coverage" are those hours listed in the Services Agreements corresponding to the respective contracts during which the Customer has subscribed for on site maintenance coverage.
"Non-Contracted Hours of Coverage" are all other times except the time identified above for the respective Customer.

     4. TERM. This Agreement shall be for an initial term (the "Initial Term") of five (5) years, commencing on the Effective Date. During the first three (3) years of the Initial Term or until earlier prepayment of Loan, the payment provisions in Section 6.2 and the Loan in 6.3 shall be in effect. Thereafter, for the remaining years of the Initial Term, provided Remanco is not then in default, the payment provisions would revert to a standard subcontract basis, where Remanco pays to MAI monthly in advance for Contract Services to be performed in the immediately following month. Thereafter, this Agreement shall automatically be renewed for subsequent one (1) year terms ("Renewal Term") unless written notice of either party's desire not to renew is sent 90 days prior to the respective anniversary date. This Section is subject to the early termination pursuant to Article 15.

5.    SOFTWARE LICENSE.

     5.1 License. Subject to the terms and conditions of this Agreement, Remanco grants to MAI a nonexclusive license to access and use the Software to provide Services to Customers under this Agreement. MAI acknowledges and agrees that the Diagnostic Programs, which form a part of the Software being provided by Remanco, are licensed and not sold to MAI hereunder. MAI agrees that the Diagnostic Programs shall be used only by Remanco or MAI's employees, provided such employees have executed a Confidentiality Agreement, to provide Services to Customers. Neither MAI nor its employees, shall access, copy or use such Diagnostic Programs unless this Agreement remains in force. MAI acknowledges and agrees that such Diagnostic Programs may form a part of the Software residing on the Remanco Products delivered to MAI hereunder or in the possession of Customers and hereby grants Remanco the right to install and maintain the Diagnostic Programs on the Remanco Products. In addition, MAI acknowledges and agrees that Remanco may remove all or part of such Diagnostic Programs at any time and from time to time. MAI hereby acknowledges that it is not permitted, nor shall it permit anyone else, in any circumstances to decode, reverse engineer, decompile or disassemble any Software.

     5.2 Copyright/Trade Secret. MAI acknowledges that the Software is protected by the copyright laws of the United States and other countries and/or that it embodies valuable expenditure of considerable time and money by Remanco. MAI shall hold the Software in confidence and shall not, without the prior written consent of Remanco, disclose or otherwise make available such Software in any form to any person, except to MAI's own employees and Customers only for purposes specifically authorized herein, and in accordance with the appropriate valid Software License Agreement, and confidentiality agreements. MAI agrees that it shall obtain all copies of the Software from Remanco and, accordingly, that the Software may not be copied or modified, in whole or in part, without the prior written consent of Remanco, except for a reasonable number of backup or archival copies for its own internal use pursuant to this Section 5. MAI shall not remove or obscure any copyright, patent, trademark, trade secret or similar notice affixed to any Software and shall reproduce and affix such notice on any copies or modifications of the Software made with the prior written consent of Remanco, and the inclusions of such notice shall be a condition of that consent. MAI shall take appropriate action, by instruction, agreement or otherwise, with respect to any persons permitted access to the Software in order to enable MAI to satisfy its obligations hereunder. MAI agrees to cause each of its employees having access to the Software or other confidential information of Remanco to execute confidentiality agreements.

     5.3 Escrow. On the Effective Date, Remanco shall deposit into an escrow account with a third party escrow, or add MAI as a party to such escrow, Remanco's proprietary Software source code, proprietary hardware and firmware drawings and specifications and vendors list. During the Term of the Agreement, Remanco shall promptly add to such escrow account any releases, additions, modifications, changes or enhancements to such deposited items. The escrow agreement is attached hereto as Exhibit J. Upon bankruptcy or a material default by Remanco, the escrow agreement would provide access to MAI to all items deposited into the escrow solely in order to permit MAI to perform its obligations under the Services Agreement.



     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT]


6.    FEES.

     6.1 Fees. MAI will receive [**] percent ([**]%) the contract price for hardware maintenance for Remanco Equipment under contract maintenance. Based upon the current Customer Service Agreements listed in Exhibit A, MAI will receive [**] monthly. Such amount will be adjusted quarterly or earlier as required to reflect additions or deletions from such Exhibit A. MAI will perform installation, warranty and such other non-contract hardware maintenance services for Remanco as authorized by Remanco on a time and material basis at the rates set forth in Exhibit G attached hereto.

     6.2 Payment of Fees. On or before the Effective Date, Remanco shall establish a lock-box ("Remanco Daily Lock-Box") into which all Customer receipts from Services Agreements and performance of Services shall initially be deposited. Such Remanco Daily Lock-Box shall be under the control of Remanco, so long as no Event of Default as defined in Section 15 of this Agreement has occurred and is continuing, and all sums deposited therein shall be cleared on a daily basis. Remanco shall provide to MAI a daily cash report thereof or direct on-line access to the daily cash report. Except for[**]Remanco shall pay to MAI, due on the 1st of each month and payable on or before the 15th of each month, commencing January 15, 1996, [**] (representing the estimated monthly percentage due to MAI for hardware contract maintenance, and subject to adjustment as provided below). If any payment due hereunder is more than ten (10) days late, in addition to all other rights and remedies available to MAI, Remanco shall pay to MAI a late charge of One Hundred Dollars ($100.00) per day such payment is late calculated from the payment due date. At the end of each quarter prior to the 15th of the first month of the next quarter, Remanco and MAI will conduct a reconciliation to determine the proper amount to have been paid by Remanco for the hardware maintenance contract receipts during the preceding quarter and to adjust the monthly amount for the following quarter depending upon additions and/or deletions to the Customer Schedule. If Remanco has underpaid such amount, Remanco will pay to MAI such underpayment. If Remanco has overpaid, the parties will apply such overpayment against the next payment to MAI. For all installation, warranty and other non-contract hardware maintenance services authorized by Remanco, MAI will invoice Remanco at the contract rate on a monthly basis and Remanco will pay to MAI the invoiced amount.

     6.3 Loan. In consideration of Remanco's agreements hereunder, MAI will loan to Remanco[**] (the "Loan") an amount equal to the amount that would otherwise have been disbursed to MAI during the [**] Agreement is in effect. The Loan shall be evidenced by a promissory note, attached hereto as Exhibit H, repayable in [**] equal monthly installments commencing on [**] with interest accruing at a rate of [**] percent ([**]%) per annum and accruing from [**]. Remanco will receive [**] by being entitled to the receipts that would have otherwise have been paid to MAI in October, November and December 1995 detailed in Section 6.2. The Note, which shall be prepayable without penalty, shall be secured by a security agreement, attached hereto as Exhibit I an the pledge of a a first security interest in the[**]. The security interest will be released and cancelled upon full payment of the debt.

     7. REMANCO WARRANTIES AND REPRESENTATIONS. Remanco represents, warrants and covenants that, as of the Effective Date:

     7.1 No Conflicts. The execution and delivery of this Agreement by Remanco, the consignment of the Service Assets to MAI, the assignment of the Services Agreements to MAI, and the performance of its obligations hereunder will not violate or conflict with any terms of the Articles of Incorporation or the Bylaws of Remanco or constitute a breach of or (with the giving of notice or lapse of time, or both) a default under, or result in the termination of any right or license or the acceleration of any obligation under or the creation of any lien, charge or other restriction on the Service Assets or Service Agreements, or impair or terminate any licenses, permits or other contractual relations that Remanco has with any party; and will not conflict with or, to the best of Remanco's knowledge, violate any applicable law, regulation, judgment, order or decree of any government, governmental instrumentality or court having jurisdiction over Remanco.

     7.2 Service Assets, Liens and Encumbrances. The Service Assets are usable for their respective intended purposes and are adequate to perform the Services hereunder consistent with the manner performed by Remanco prior to the Effective Date. Remanco shall have good and marketable title to the Service Assets and shall deliver to MAI evidence of the subordination of any liens or security interests therein within ten (10) days after the Effective Date, and shall deliver the Service Assets to MAI hereunder free and clear of all liens, claims, encumbrances, restrictions, easements, security interests, charges or equities of any nature whatsoever.

     7.3 Litigation, Disputes, Claims and Investigations. To the best of Remanco's knowledge, neither Remanco, nor any officer, director or employee of Remanco, is a party to any pending or threatened litigation, action, suit, dispute, investigation, claim or proceeding relating in any way to Remanco, including, without limitation, any matters relating to Remanco's employees, customers or taxes that would in any material way adversely affect MAI's rights and obligations under the Agreement.






     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT]


     7.4 Employees. Exhibit B sets forth the names and addresses of all employees of Remanco to be offered employment by MAI and lists for each (i) their current salary; (ii) the years of service with Remanco (including any predecessor entities; (iii) their current titles; and (iv) work locations. Remanco shall deliver to MAI copies of all agreements with or relating to such Employees and copies of relevant documents in their personnel files and employee records for the past year, conditional upon consent of such Employees.

     7.5 Service Agreements. Exhibit E consists of a complete list of all agreements, contracts, licenses, commitments and proposals, oral or written, for the provision of hardware maintenance and repair services to which Remanco is a party and that currently are in whole or in part active or executory or pursuant to which Remanco is or may be obligated [**] hereunder. Remanco has made and will make available to MAI prior to the Effective Date complete and correct copies of all written Service Agreements listed in Exhibit E (together with all amendments and supplements thereto). Such Service Agreements are in full force and effect, and Remanco has, and, to the best of its knowledge, all other parties to such Service Agreements have, in all respects, performed all obligations required to be performed by it or them and are not in default in any material respect or condition which, after notice or lapse of time or both, is or would constitute a material default thereunder, except as noted on Exhibit E.

     7.6 No Adverse Fact and Disclosure. To the best of Remanco's knowledge, Remanco has disclosed all facts which it reasonably believes could materially and adversely affect the Service Assets or the Service Agreements. Remanco has no information, nor is it aware of any facts, indicating that any of its customers intend to cease doing business with Remanco other than in the regular course. Further, to the best of its knowledge neither this Agreement nor any letter, certificate or other document furnished by Remanco to MAI pursuant hereto contains any untrue statement of a material fact or, omits to state a material fact necessary to make the statement contained therein and in this Agreement and its Exhibits not misleading.

     8. AUDIT RIGHTS. Once per year either party may, upon reasonable notice, audit the records of the other only to the extent that same relates directly to the calculation of fees under this Agreement. All audits will be conducted at a mutually convenient time and date during normal business hours. All audits are at the expense of the party conducting same except in the case where the total fee for the period in question (not less than a 12 month period) was incorrectly understated by at least 5% in which case all reasonable costs to conduct the audit shall be borne by the party being audited.

     9. DISTRIBUTION OF REMANCO PRODUCTS. Subject to the terms and conditions of this Agreement, Remanco shall appoint MAI as Remanco's nonexclusive value added reseller to market, sell, distribute and support Remanco Products in North America to MAI customers or prospective customers in the hotel or gaming systems markets pursuant to a distribution agreement to be negotiated and signed prior to October 31, 1995, incorporating the business points set forth in Exhibit M attached hereto.

10.  REMANCO RESPONSIBILITIES.

     10.1 Training. During the Term of this Agreement, at the request of MAI, Remanco shall train MAI personnel in training courses for the maintenance, service and repair of Remanco Products. The schedule for such courses shall be as mutually determined by Remanco and MAI. For all courses held at Remanco's facilities, such courses shall be at no cost to MAI for the course, Remanco trainer and course materials, provided that MAI will be responsible for all costs of travel, lodging and expenses for its personnel in attending such courses. For all courses held at non-Remanco locations, MAI shall pay or reimburse Remanco for the coach-class travel and reasonable lodging and expenses incurred by Remanco in providing its trainers for such courses.

     10.2 Software Support. During the Term of this Agreement, Remanco shall be solely responsible for providing all Software support to Customers under Service Agreements. In consideration of MAI's agreements and covenants hereunder, Remanco shall provide to MAI at no cost by telephone or modem Software support required by MAI to complete any Services for Customers under Service Agreements.

     10.3 Help Desk. During the Term of this Agreement, Remanco shall establish and maintain a telephone help desk pursuant to the terms and conditions of Services Agreements to provide technical assistance to Customers and to MAI personnel.

11.  COVENANTS.

     11.1 Non Solicitation of Employees. During the Initial Term and any Renewal Term hereof, MAI and Remanco agree that, unless prior written approval is obtained from the other in writing, neither shall solicit, directly or indirectly, the services of any employees of the other, including, in the case of Remanco, any Employees hired by MAI.

     11.2 Competitive Products. In partial consideration for the agreements and covenants of Remanco hereunder, MAI shall not, during the Term of this Agreement, sell any POS equipment in North America competitive with Remanco Products, without Remanco's prior written consent, other than for sale to gaming institutions by Gaming Systems International.

12.   USE OF REMANCO'S TRADE NAME AND TRADEMARKS; PUBLIC RELEASE.

     12.1 License to Use Trademarks. Remanco hereby grants to MAI a nonexclusive license during the Initial Term or any Renewal Term, as applicable, to use the Trademarks in the United States, provided that they are used solely in connection with the servicing of the products and in accordance with Remanco's specifications as to style, color and typeface. Upon expiration or termination of this Agreement, MAI will immediately take all action necessary to transfer and assign to Remanco, or its nominee, any right, title or interest in or to any of the Trademarks, and the goodwill related thereto, which MAI may have acquired in any manner as a result of the handling and selling of Products under this Agreement and MAI shall immediately cease to use any Trademark of Remanco. MAI hereby agrees to notify Remanco immediately of any infringement or potential infringement of any Trademark in the United States.

     12.2 Registration. MAI agrees not to apply for registration of any Trademarks in the United States or for any mark confusingly similar thereto. Remanco may elect to apply for registration of any of the Trademarks in the United States at its expense, and, in such event, Remanco shall so notify MAI and MAI shall assist and cooperate with Remanco in connection therewith, so long as no costs are incurred by MAI.

     12.3 Public Release. Any advertising or promotional literature or announcement to the press by either party regarding its relationship with the other or otherwise utilizing the other's name must be approved by both parties hereto in advance in writing. The only authorized representation to third parties by MAI is to identify itself as "Remanco Authorized Service Representative" for Remanco's Systems. Such use shall be preceded by MAI's own name.

13.   INDEMNIFICATION.

     13.1 MAI Indemnification. To the extent a claim or action is brought against Remanco by a third party based on or related to MAI's failure to observe or perform its obligations under this Agreement, MAI shall indemnify and hold Remanco harmless from and against any and all damages, costs and expenses, including reasonable attorney's fees, suffered by or awarded against Remanco.

     13.2 Remanco Indemnification. To the extent a claim or action is brought against MAI by a third party based on or related to: (i) Remanco's failure to observe or perform its obligations under this Agreement; or (ii) copyright or patent infringement, Remanco shall indemnify and hold MAI harmless from and against any and all damages, costs and expenses, including reasonable attorney's fees, suffered by or awarded against MAI.

     13.3 Intellectual Property Infringement. Infringement Indemnification by Remanco. At its expense, Remanco will defend any action brought against MAI or its validly licensed Customers, and pay all reasonable expenses and damages of MAI or its Customers, as applicable, for any claims that the Products infringe a United States or Canadian patent or copyright ("Infringement"). MAI must notify Remanco promptly in writing of the action (and all prior claims relating to such action) and give Remanco sole control of the defense and negotiations for its settlement or compromise. Remanco shall pay all damages and costs awarded therein against MAI but shall not be responsible for any compromise made without its consent. In the event of a final judgment which prohibits MAI's or its Customers'

     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT]


continued use of any Product by reason of an Infringement, or if at any time Remanco is of the opinion that any Products are likely to become the cause of an action for Infringement, Remanco's sole obligation will be to use reasonable commercial efforts to (a) obtain the rights to continue use of any such Products or (b) replace or modify such Products so that they are no longer infringing. Remanco shall have no liability for any claim of Infringement based on the Products having been modified by MAI without the express authorization by Remanco. THIS SECTION STATES THE ENTIRE RESPONSIBILITY OF REMANCO CONCERNING INFRINGEMENT OF PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS BY THE PRODUCTS, OR PART THEREOF, OR BY THEIR OPERATION.

14.   DISCLAIMERS.

     (a) IN NO EVENT WILL REMANCO BE LIABLE FOR ANY (i) DAMAGES CAUSED BY MAI's FAILURE TO PERFORM ITS COVENANTS AND RESPONSIBILITIES; (ii) DAMAGES CAUSED BY REPAIRS OR ALTERATIONS DONE OUTSIDE OF THE SCOPE OF THIS AGREEMENT; (iii)
DAMAGES DUE TO DETERIORATION DURING PERIODS OF STORAGE BY MAI; or (iv) LOST PROFITS, INCIDENTAL, SPECIAL, INDIRECT, PUNITIVE OR CONSEQUENTIAL DAMAGES.

     (b) IN NO EVENT WILL MAI BE LIABLE FOR ANY (i) DAMAGES CAUSED BY REMANCO'S FAILURE TO PERFORM ITS COVENANTS AND RESPONSIBILITIES; (ii) DAMAGES CAUSED, RESULTING FROM OR CONTRIBUTED TO BY REPAIRS OR ALTERATIONS DONE BY ANY OTHER PARTY AUTHORIZED BY REMANCO; (iii) DAMAGES DUE TO A CHANGE IN SPECIFICATIONS WHERE MAI WAS NOT ADEQUATELY INFORMED OF SUCH CHANGE IN ADVANCE; (iv) DAMAGES DUE TO DEFECTIVE PARTS AND/OR DIAGNOSTIC PROGRAMS SUPPLIED BY REMANCO; or (v) LOST PROFITS, INCIDENTAL, SPECIAL, INDIRECT, PUNITIVE OR CONSEQUENTIAL DAMAGES.

     (c) MAI will undertake all reasonable and necessary action permitted or required by laws and regulations to ensure that Remanco's limits of responsibility as set forth above are valid and enforceable against whomever they are applicable, so longs as such action is at no cost to MAI. MAI will immediately inform Remanco as soon as MAI becomes aware of liability claims by a third party against the Products.

15.   TERMINATION AND REMEDIES.

     15.1 Default. Upon a material breach of either party of any of its obligations or covenants herein agreed to, the non-defaulting party shall send the defaulting party notice detailing the default. The defaulting party shall have 30 days to cure said default unless said party commences to cure said default within the 30 days, acting in good faith, and it is reasonably necessary that the cure period be extended. In such case the cure period shall be extended to a reasonable period not to exceed an additional 30 days. Should the default not be cured within the time period identified above, an "Event of Default" will be said to have occurred.

     15.2 Default by Remanco.  In the event of (i) bankruptcy (ii) insolvency or
(iii) Event of Default by Remanco for failure to pay to MAI amounts due under the Agreement and failure to cure such default in full within thirty (30) days of MAI's written notice, Remanco will (i) transfer title to [**] to MAI pursuant to the security interest, if then existent; (ii) transfer to MAI control of the Remanco Daily Lock-Box; and (iii) direct release of the Software source code held in escrow. MAI will thereupon perform the daily accounting of the receipts in the Remanco Daily Lock-Box and direct payment to MAI of (a) 100% of the total Services Agreements receipts and (b) 100% of the non-contract hardware maintenance (T&M) receipts and direct payment to Remanco of all other receipts not paid to MAI. MAI will at MAI's option either perform the Software support or will pay to Remanco a fee as determined by MAI and Remanco for Remanco's performance of Software support. MAI will be responsible for purchasing all necessary replacement Equipment and Parts necessary to perform Services and perform or pay Remanco for performing Customer invoicing and first call support. In the event of Remanco's material default, provided that Remanco [**]fully cures the default and operates with full capability to perform under the Agreement for a minimum period of [**], it is the intent of the parties that MAI will [**] to Remanco, return control of the Remanco Daily Lock-Box to Remanco, return the Software source code into escrow and otherwise revert to the terms and coditions of the Agreement prior to default. In the event of a Chapter 11 bankruptcy, it is the intent of the parties that upon issuance by the bankruptcy court of the order finally adopting and approving a Plan of Reorganization which confirms this Agreement, permits Remanco to meet all of its material obligations hereunder and Remanco has cured all defaults hereunder, including repayment of the Loan, MAI will transfer title to the Service Assets to Remanco, return control of the Remanco Daily Lock-Box to Remanco, return Software source code into escrow and otherwise revert to the terms and conditions of the Agreement prior to the Chapter 11 bankruptcy. The above remedies are not exclusive and are cumulative and are in addition to all other remedies hereunder, at law or in equity.

     15.3  Termination  by  Remanco.  Upon  the  occurrence  of (i)  bankruptcy;
(ii)insolvency or (iii) an Event of Default by MAI, Remanco may send written notice to MAI terminating the Agreement at any time after (5) business days. Upon the expiration or termination of this Agreement for any reason the following shall occur:

     (i) MAI shall immediately cease from acting as an Authorized Service Representative.

     (ii) MAI shall promptly return to Remanco any and all Remanco-owned Parts or other equipment, materials, documentation or data, including without limitation all software, firmware, and all Remanco confidential information in the possession of MAI for whatever reason or purpose.

     (iii) The parties shall immediately pay to each other all monies due and payable under the terms of the Agreement.

     15.4 Injunctive Relief. Because unauthorized use or transfer of the Software or the Diagnostic Programs, or any information contained therein, or any other Remanco confidential information would diminish substantially the value of such materials and would irrevocably harm Remanco, if MAI breaches the provisions of Sections 5.1, 5.2 or 16.3 of this Agreement, Remanco shall (without limiting its other rights or remedies) be entitled to equitable relief (including but not limited to injunctive relief) to protect its interests and, if MAI has not returned the Software, Diagnostic Programs or any other Remanco confidential information, to Remanco, or certified to Remanco's satisfaction that the Software, Diagnostic Programs or any other Remanco confidential information has been  destroyed.  Remanco shall have the right to enter and take possession of the Software, Diagnostic Programs or any other Remanco confidential information, wherever located, without liability for damage, so long as Remanco shall have acted reasonably and in good faith.

16.   GENERAL.

     16.1 Assignment. The rights and obligations under this Agreement are personal in character. Neither this Agreement nor any rights granted hereunder may be assigned by either party voluntarily or by operation of law without the other party's prior written consent, not to be unreasonably withheld, and any such attempted assignment shall be null and void. The Agreement shall inure to the benefit of and be binding upon any successors or assigns of the parties.

     16.2 Force Majeure. Neither party shall be liable for any loss, injury, delay or damage suffered or incurred by such other party for causes beyond its reasonable control.

      16.3 Confidentiality. Remanco and MAI agree that in addition to the software, certain information, whether in oral, written and/or any other form, supplied by one party under this Agreement to the other party during the course of this Agreement is proprietary, secret or confidential. This information includes, without limitation, all information with respect to the Remanco Products, including marketing plans, product developmental materials, training documentation, Software documentation and maintenance manuals and drawings. All such information shall be held in confidence for a period of five (5) years following the date of disclosure and shall be used only for the purposes of this Agreement.

      16.4 Relationship of the Parties. Remanco and MAI hereby acknowledge that both parties hereto are independent contractors. Neither party shall represent itself as a partner, joint-venture, agent, employee or general representative of the other. Both parties hereto acknowledge that they shall have no right power or authority to, in any way, obligate the other party to any contract or other obligation.

      16.5 Entire Agreement. This Agreement is the exclusive statement of the terms and conditions between the parties with respect to its subject matter as of its date, supersedes all prior agreements, negotiations, representations and proposals, written or oral.

      16.6 Notices. All notices and other communications in connection with the Agreement shall be in writing and shall be sent to the respective parties following addresses, or to such other addresses as may be designated by the parties in writing from time to time in accordance with this Section, by hand, or by registered or certified air mail, postage prepaid, or by express courier service, service fee prepaid. In the case of Remanco, no such notice, waiver or other written notice from Remanco under the terms of this Agreement shall have any force or effect unless it is signed by either the President, Chief Executive Officer or Chief Operating Officer of Remanco.

            TO REMANCO:       Remanco International, Inc.
                              260 Fordham Road
                              Wilmington, MA  01887
                              Fax: (508)658-5998
            Attention:        Chief Operating Officer

            TO MAI:           MAI Systems Corporation
                              9600 Jeronimo Road
                              Irvine, CA  92718
                              Fax:  (714)580-2378
            Attention:        Vice President and General Counsel

            All notices shall be deemed received (i) if given by hand, (ii) if given by air mail three (3) business days after posting, or (iii) if given by express courier service, the next business day in the jurisdiction of the recipient.

     16.7 Severability. If any provision of this Agreement or the application thereof to any party or circumstances shall be declared void, illegal or unenforceable, the remainder of this Agreement shall be valid and enforceable to the extent permitted by law. In such event, the parties shall use their best efforts to replace the invalid or unenforceable provision by a provision that, to the extent permitted by the applicable law, achieves the purposes intended under the invalid or unenforceable provision. Any deviation by either party from the terms and provisions of this Agreement in order to comply with applicable laws, rules or regulations shall not be considered a breach of the Agreement.

     IN WITNESS WHEREOF, Remanco and MAI hereby have duly executed this Agreement as of the Effective Date.


REMANCO INTERNATIONAL, INC.                       MAI SYSTEMS CORPORATION

By:____________________________                 By:____________________________
   Roy S. Roberts                                  George G. Bayz
   Chief Operating Officer                         President and
                                                   Chief Operating Officer

Date:___________________________                Date:__________________________

Attest:_________________________                Attest:________________________

                                EXHIBIT INDEX






Exhibit No.             Exhibit

A                       Services Agreement List
B                       Employees
C                       Remanco Products (Equipment and Software)
D                       Parts
E                       Form Remanco Service Agreement
F                       T/R Equipment
G                       MAI Service Rates
H                       Promissory Note
I                       Security Agreement
J                       Escrow Agreement
K                       Remanco Service Policy
L                       Remanco National Accounts
M                       Distribution Agreement Business Outline

                                     EX 1-1

                                  EXHIBIT A
                              SERVICE AGREEMENTS


Attached hereto is the list of Services Agreement, entitled "US Service Revenue," pages 16-1 through 16-15.











































                                      16


                                    EX 1-2

**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                   DOCUMENT.



                               US SERVICE REVENUE
                        System Maintenance Agreements



Zip Code  Region  System    Code   Site ID   Account  Contract    Hardware
Software

 [**]     [**]     [**]      BC    154583    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111266    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    137075    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    121087    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    121087    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145177    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    135079    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   116954-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   148296-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   148296-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    135053    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148197    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    109934    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    135046    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111773    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150243    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153932    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146704    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    118323    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    138143    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    117002    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    138143    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    117002    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    142307    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    109918    [**]      [**]     [**]    [**]
 [**]     [**]     [**]            112706    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143255    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    152322    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   143610-03  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   143610-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   143610-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147983    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    153650    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111732    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153445    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154773    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154706    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115139    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148924    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114934    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111112    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141867    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    135796    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154690    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139345    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    110692    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    118448    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    153906    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148585    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc. Company Confidential         9/21/95

                                      16-1

                                     EX 1-3

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.


                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code  Region  System    Code   Site ID   Account Contract Hardware Software

 [**]     [**]     [**]      BC    154682    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139014    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    153072    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148464    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    113589    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114967    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    153817    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139022    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152025    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    113399    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    118299    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114447    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154849    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    154294    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    118521    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153544    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153734    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115170    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    149930    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154021    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    113704    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154039    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153545    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   140343-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   140343-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   140343-03  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132340    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    110619    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151761    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132365    [**]      [**]     [**]    [**]
 [**]     [**]     [**]       W    114686    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154781    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    107250    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146696    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111799    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    137331    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111898    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    132290    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153361    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151894    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    131896    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153791    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154070    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    111054    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151928    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154534    [**]      [**]     [**]    [**]

KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95



                                      16-2

                                     EX 1-4

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware Software

 [**]     [**]     [**]      BC    114231    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115899    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154047    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153189    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108340    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    113076    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    137885    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153916    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115083    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151548    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    110338    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    118257    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    117820    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154914    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153478    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153957    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151605    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    151621    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153452    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143271    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114835    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152694    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    148981    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146837    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    147157    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    113647    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134270    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    152256    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152199    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153775    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152165    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152181    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146621    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152157    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    147397    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134288    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152116    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    147660    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152116    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    147660    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152173    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152223    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153593    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152637    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152132    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153312    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152140    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146583    [**]      [**]     [**]    [**]

KSUMRPT9.02 Remanco International, Inc. Company Confidential         9/21/95

                                      16-3

                                     EX 1-5

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract  Hardware Software

 [**]     [**]     [**]      IC   117994-15  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   117994-13  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115182    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    129403    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152892    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    152348    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115188    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    121061    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152488    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153486    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    117325    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    109470    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    113639    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    110148    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    142349    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   114918-0   [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    147777    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115733    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141218    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    144816    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    116798    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144824    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    137166    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    146910    [**]      [**]     [**]    [**]
 [**]     [**]     [**]       W    106484    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    116848    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143388    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    130310    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    109668    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   115055-41  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    110627    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114173    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153288    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152680    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    107599    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    137802    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153502    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108027    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    116830    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    110528    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    112532    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150151    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC     15352    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    154096    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154559    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153155    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95

                                      16-4

                                     EX 1-5

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware  Software

 [**]     [**]     [**]      EC    153726    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108357    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    116251    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    109660    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108365    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111872    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    113548    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    152009    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138347    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150045    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151381    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139426    [**]      [**]     [**]    [**]
 [**]     [**]     [**]       W    154450    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115246    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143990    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153056    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    114819    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138438    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150367    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141069    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    121343    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    130153    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC  131003-005  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC  131003-004  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC  131003-003  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    149104    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152793    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    149161    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147850    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    113795    [**]      [**]     [**]    [**]
 [**]     [**]     [**]     DEPOT  154260    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   117291-06  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   117291-25  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147991    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    121038    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    142356    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    109603    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108159    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148429    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154179    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148650    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    142232    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153460    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    139673    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138945    [**]      [**]     [**]    [**]
 [**]     [**]     [**]     DEPOT  154344    [**]      [**]     [**]    [**]



KSUMRPT9.02 Remanco International, Inc. Company Confidential         9/21/95

                                      16-5

                                     EX 1-7

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware Software

 [**]     [**]     [**]      BC    147454    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   145144-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   145144-03  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   145144-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139907    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138040    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121350    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    137323    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151480    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148502    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121335    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    142224    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    131797    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    135889    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    119826    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153221    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154054    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    120972    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153106    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121533    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153866    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138834    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154153    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   132944-35  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   132944-36  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    107722    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    120451    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    119362    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC  131839-001  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC  131839-003  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC  131839-002  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    151209    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132993    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   119057-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154930    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    136584    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    130237    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    119917    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    135095    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    130161    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   120766-11  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   120766-10  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    137810    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140418    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147082    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154922    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95

                                      16-6

                                     EX 1-8

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract  Hardware Software

 [**]     [**]     [**]      BC    150995    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    143834    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153296    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    136747    [**]      [**]     [**]    [**]
 [**]     [**]     [**]     DEPOT  154013    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    120667    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150581    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    139881    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   136754-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   136754-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153759    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153437    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   119370-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   119370-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    155010    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    142265    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154591    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    143784    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    119481    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152041    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121525    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139840    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC  119388-034  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC  119388-035  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    120121    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    119123    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    119131    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   121509-04  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   121509-04  [**]      [**]     [**]    [**]
 [**]     [**]     [**]            120220    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    151019    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152850    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    151423    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132860    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152736    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    131292    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    119735    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153858    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    120956    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    120014    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153589    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    154252    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143776    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC  119495-003  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC  119495-002  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    120097    [**]      [**]     [**]    [**]

KSUMRPT9.02 Remanco International, Inc. o Company Confidential         9/21/95

                                     16-7

                                     EX 1-9

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract  Hardware Software

 [**]     [**]     [**]      BC    153783    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    121053    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    151415    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      NC    119396    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    144634    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150771    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    119529    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    153403    [**]      [**]     [**]    [**]
 [**]     [**]     [**]       W    154617    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149286    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149021    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    119727    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154419    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    118877    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    120675    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    131557    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154138    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121095    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    121160    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121186    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132787    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138230    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153833    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126573    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    138784    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134080    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151589    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121327    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152843    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   144105-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   144105-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144212    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    120204    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149260    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    129437    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150789    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132092    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    143131    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153676    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      NC    127886    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154062    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    136556    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148148    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154809    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    151910    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148437    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc. Company Confidential         9/21/95

                                      16-8

                                     EX 1-10

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account  Contract Hardware Software

 [**]     [**]     [**]      BC    147926    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144253    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145037    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146712    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143144    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145045    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145003    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153874    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    152934    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    137711    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    136820    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    125211    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150623    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151704    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    137380    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    150292    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    123638    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    150417    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153122    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139360    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153114    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126045    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151936    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    137646    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154286    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152942    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    124099    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147678    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152652    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    139725    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153130    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150250    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153627    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148866    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148874    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148613    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152876    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    131185    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    148445    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134395    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134106    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147595    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154542    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144170    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    154237    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154104    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95

                                       16-9

                                     EX 1-11

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware Software

 [**]     [**]     [**]      BC    154500    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153379    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC  147009-003  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC  149009-002  [**]     [**]**]   [**]
 [**]     [**]     [**]      IC  149009-001  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154088    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150615    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151399    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    153411    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126052    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132017    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126037    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152207    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126995    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152967    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152868    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143719    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    127332    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150585    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    124750    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139790    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151670    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153080    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    122259    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147694    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148619    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    137950    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153700    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    130286    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143297    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153239    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152751    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    144808    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    143529    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153601    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153767    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    135962    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151951    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    135954    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144345    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141747    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126078    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    137315    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126128    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150441    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152926    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc. Company Confidential           9/21/95

                                      16-10

                                     EX 1-12

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract  Hardware Software

 [**]     [**]     [**]      BC    153619    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   132316-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC   132316-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153353    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150607    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    131268    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153254    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154765    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152587    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152280    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153718    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    148221    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141291    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123885    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147684    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123042    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152884    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    130351    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    123612    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153940    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153692    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123059    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153098    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123034    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148601    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149070    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152231    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    127187    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    124214    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140063    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    131706    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140624    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150573    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140079    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   129478-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    129478    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121822    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150938    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154831    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148536    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148312    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134791    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    142687    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140061    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    150342    [**]      [**]     [**]    [**]



KSUMRPT9.02 Remanco International, Inc. Company Confidential         9/21/95

                                    16-11

                                   EX 1-13

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware Software

 [**]     [**]     [**]      BC    150979    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140087    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149252    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141416    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148577    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145128    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126466    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153270    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139287    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    147785    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    144931    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148932    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123000    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    126714    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    121681    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123836    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    123844    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    125914    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    147868    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    140947    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    136812    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    136408    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    147108    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    137422    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139188    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144311    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    127076    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153884    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152835    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    127555    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153049    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    125906    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138588    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152215    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149369    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    127217    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152827    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149179    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138271    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144964    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139949    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132233    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153494    [**]      [**]     [**]    [**]
 [**]     [**]     [**]       W    154815    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    123794    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    149302    [**]      [**]     [**]    [**]



KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95

                                    16-12

                                   EX 1-13

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract  Hardware Software

 [**]     [**]     [**]      BC    152090    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    135483    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   130773-02  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   130773-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152744    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145219    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151886    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146870    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143735    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC   130773-03  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    153825    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    116988    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC   115808-01  [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    154187    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153973    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154120    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    118000    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    135624    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    129148    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151688    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    147090    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    153981    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    154435    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138792    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138303    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108670    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    116883    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111021    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153171    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    110288    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111781    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    116517    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    109619    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114546    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152645    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151266    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    107607    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    110775    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152645    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154229    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154211    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153163    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    112797    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153924    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154005    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153064    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95

                                    16-13

                                   EX 1-15

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware Software

 [**]     [**]     [**]      BC    135772    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    153841    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    113597    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139030    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152777    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    115834    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    142448    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    107664    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152082    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145086    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    152785    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148189    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    141044    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    145060    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    106092    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114637    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    134924    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153338    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    137884    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    111831    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    132142    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    142729    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138655    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    144758    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    147389    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    140988    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154310    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    139766    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    112409    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    114603    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    117671    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    117259    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    107524    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    135632    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    151464    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    109389    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    142703    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    130252    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    112102    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    108290    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    143669    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    113126    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    138305    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    148589    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151878    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    154880    [**]      [**]     [**]    [**]


KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95

                                      16-14

                                     EX 1-16

   **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS
                                  DOCUMENT.

                              US SERVICE REVENUE
                        System Maintenance Agreements

Zip Code Region    System   Code   Site ID  Account Contract Hardware Software

 [**]     [**]     [**]      DC    154203    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154401    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154393    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    151282    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    154195    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      DC    151522    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    146522    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      EC    145250    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    148734    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    148720    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      BC    153262    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    153668    [**]      [**]     [**]    [**]
 [**]     [**]     [**]      IC    154948    [**]      [**]     [**]    [**]

                                                  3,663,452  2,929,071  734,380































KSUMRPT9.02 Remanco International, Inc.  Company Confidential         9/21/95




                                      16-15

                                     EX 1-17

     **CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.


                                                   EXHIBIT B

                                               REMANCO EMPLOYEES

-----------------------------------------------------------------------------------------------------------------
SPECIAL   REMANCO REMANCO  MAI   MAI     TECH  ADDRESS  CITY STATE  ZIP  REMANCO  MAI       REMANCO  MAI     MAI
VACATION  EMP.    DATE     EMP.  DATE    NAME                            REGION   DISTRICT  BI-WEEKL BI-WEEK ANNUAL
          NO.     OF             OF                                               MANAGER   SALARY   SALARY  SALARY
                  HIRE           HIRE
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

        202762  06/25/84  26770  10/01/96[**]    [**]  Thornton CO  80229 Denver,   Sally     [**]    [**]   [**]
                                                                           CO      Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        208847  03/21/88  26771  10/01/96[**]    [**]  Glendale AZ  86308 Phoenix,  Sally     [**]    [**]   [**]
                                                                           AZ      Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
10      209437  05/13/91  26772  10/01/96[**]    [**]   Tampa   FL  33604 Tampa, FL Bob       [**]    [**]   [**]
HRS/MO                                                                            Johnston
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        211219  02/27/95  26774  10/01/96[**]    [**]  Houston  TX  77084 Houston,  Bob       [**]    [**]   [**]
                                                                           TX     Johnston
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        210889  02/28/94  26789  10/01/96[**]    [**]  San      CA  94080 Boston,   Sally     [**]    [**]   [**]
                                                     Francisco             MA      Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        210740  03/17/93  26780  10/01/96[**]    [**]  Peabody  MA  01980 Boston,   Sally     [**]    [**]   [**]
                                                                           MA      Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        208254  09/02/95  26775  10/01/96[**]    [**]  CasselberFL  32707 Orlando,  Bob       [**]    [**]   [**]
                                                                           FL     Johnston
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        210716  02/08/93  26776  10/01/96[**]    [**]  AlphagretGA  30202 Atlanta,  Bob       [**]    [**]   [**]
                                                                           GA     Johnston
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        203463  11/22/84  26777  10/01/96[**]    [**]  Chicago  IL  60625 Chicago,  Bob       [**]    [**]   [**]
                                                                           IL     Regimand
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        208991  10/01/90  26778  10/01/96[**]    [**]  Irving   TX  75080 Dallas,   Bob       [**]    [**]   [**]
                                                                           TX     Johnston
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        205361  10/19/97 26779  10/01/96[**]    [**]  Waldorf  MD  20601 WashingtonBuddy     [**]    [**]   [**]
                                                                           DC     Gardner
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        203737  11/05/84 28781  10/01/96[**]    [**]  OceansideCA  92054 San       Sally     [**]    [**]   [**]
                                                                        Diego, CA  Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        207316  09/26/89  36782  10/01/96[**]    [**]  PhiladelpPAa 19111 PhiladelphBuddy     [**]    [**]   [**]
                                                                           PA     Gardner
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        204040  10/31/84  26783  10/01/96[**]    [**]  HazelcreeIL  60429 Chicago,  Bob       [**]    [**]   [**]
                                                                           IL     Reginald
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        211276  06/12/95  26773  10/01/96[**]    [**]  Coral    FL  33071 Miami, FL Bob       [**]    [**]   [**]
                                                     Springs                      Johnston
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        210955  01/24/94 26784  10/01/96[**]    [**]  HuntingtoCA  92649    LAX    Sally     [**]    [**]   [**]
                                                      Beach                        Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        208827  07/10/90  26785  10/01/96[**]    [**]  Encino   CA  91436    LAX    Sally     [**]    [**]   [**]
                                                                                   Brown
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        208397  03/12/90 26786  10/01/96[**]    [**]   Aston   PA  19014 PhiladelphBuddy     [**]    [**]   [**]
                                                                           PA     Gardner
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
10HRS/MO210294  06/04/92 26787  10/01/96[**]    [**]  ClevelandOH  44111 Cleveland,Buddy     [**]    [**]   [**]
                                                                           OH     Gardner
-----------------------------------------------------------------------------------------------------------------

* Different offer letter (vacation paragraph) ** Totally different offer letter ^^ Temporary Address:
   Best Western Governor Hotel
   380 So. Airport Blvd.
   So. San Francisco, CA 94080
   Room 919


10/12/96
1:20 PM

                                       17

                                     EX 1-18

                                    EXHIBIT C
                                REMANCO PRODUCTS




EQUIPMENT

Equipment means the equipment listed in the Advantage Services Price List on pages 18-1 through 18-32 and on pages 18-33 through 18-66, attached hereto.


SOFTWARE

Software means the software listed in Licensor Software Programs, pages 18-67 through 18-73 attached hereto and Vision/Advantage Software, pages 18-74 through 18-77 attached hereto.

































                                       18

                                     EX 1-19

                                    EXHIBIT C

                                Remanco Products

                                    Equipment




                           Remanco International, Inc.



                           ADVANTAGE SERIES Price List



                             Americas Direct Region




                                    10/11/95




















     "This material contains confidential information proprietary to Remanco International, Inc. and may not be copied, published or disclosed without authorization."





                                      18-1

                                     EX 1-20

              AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM

PRODUCT
NUMBER                          ITEM DESCRIPTION


VISION ADVANTAGE 600 SERIES PROCESSORS

820F          VISION ADVANTAGE 820 RISC PROCESSOR
              MOTOROLA 25MHZ, 16MG RISC MICROPROCESSOR, 150MG TAPE DRIVE, 220MB HARD DRIVE

830F          VISION ADVANTAGE 830 RISC PROCESSOR
              MOTOROLA 25MHZ, 16MG RISC MICROPROCESSOR, 150MG TAPE DRIVE, 525 MB HARD DRIVE

REQUIRED VISION ADVANTAGE 800 SERIES ACCESSORIES

800F          VISION ADVANTAGE 800 REQUIRED ACCESSORIES
              POWER CORD
              PCV TO FIRST LAN BLOCK CABLE
              PROCESSOR TO PCV CABLE
              LAN BLOCK KIT
              UNIX PCV MODEL 523 AND POWER SUPPLY
              9600 BAND MULTI-TECH SYSTEM MODEM
              EPSON LQ570 80 COLUMN DOT MATRIX PRINTER AND 1 REAM OF PAPER SERIAL TO PARALLEL PRINTER CONVERTER
              SYSTEM UPS TRIPPLITE BC 500LAN
              WYSE 60 MONOCHROME WORKSTATION
              PRINTER CABLE
              CRT CABLE
              MODEM CABLE
              ID KEYS AND CASE
              SECURITY TAPE AND KEY

2852A      4 WIRE PLENUM NETWORK CABLE (PER FOOT)
2853A      4 WIRE PVC NETWORK CABLE (PER FOOT)

REQUIRED ADVANTAGE RUNTIME LICENSE

100E          ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              SYSTEM MANUAL
                 FEATURE GUIDE
                 PLANNING GUIDE
                 MAINTAINING THE SYSTEM GUIDE
                 REPORTING GUIDE
              TRAINING MANUAL
                 MANAGER TRAINING GUIDE
                 FQH TRAINING GUIDE
                 SERVER TERMINAL GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER PREFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

800F16     VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION
           (1-5 TERMINALS)
800F87     VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION
           (6-7 TERMINALS)
800F88     VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION
           (8-9 TERMINALS)
800F1011   VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION
           (10-11 TERMINALS)
800F1200 VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION (12 OR MORE TERMINALS)

               REMANCO INTERNATIONAL, INC.  COMPANY CONFIDENTIAL


                                     PAGE 1
                                      18-2

                                     EX 1-21

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION


VISION ADVANTAGE 800 SERIES PROCESSORS OPTIONS

6713E      ADD ON EPSON LQ 570 COLUMN PRINTER AND SERIAL TO PARALLEL CONVERTER
6715E ADD ON OKIDATA OL810 LASER PRINTER, SERIAL TO PARALLEL CONVERTER AND 1 CASE OF PAPER
           *LASER PRINTERS CANNOT BE POWERED BY THE STANDARD UPS
6714E      SERVER STATION UPS MODEL BC 250
6716E      UPS FOR LASER PRINTER MODEL NPP-1400
6700E      ADD ON WYSE 60 MONOCHROME WORKSTATION AND CABLE
              WYSE 60 MONOCHROME CRT AND CABLE
6701E      ADD ON WYSE 60 COLOR WORKSTATION AND CABLE
              WYSE 60 COLOR CRT AND CABLE
6700E      14" COLOR X-TERMINAL KIT
              DELTA WINDOWS (MOTOROLA)
              14" MOTOROLA COLOR MONITOR
              CONSOLE FIRMWARE (MOTOROLA)
              POWER CORD
              PS2 US KEYBOARD
              REQUIRED TCPAP KIT
6771E      15" BLACK & WHITE X-TERMINAL KIT
              DELTA WINDOWS (MOTOROLA)
              15" MOTOROLA BLACK & WHITE MONITOR
              POWER CORD
              PS2 US KEYBOARD
              REQUIRED TCPAP KIT
6780E      REMOTE WYSE 60 MONOCHROME WORKSTATION AND CABLE
              WYSE 60 MONOCHROME CRT AND CABLE
              TWO (2) SHORT HAUL MODEMS 19.2KB
6761E      REMOTE WYSE 60 COLOR WORKSTATION AND CABLE
              WYSE 60 COLOR CRT AND CABLE
              TWO (2) SHORT HAUL MODEMS 19.2KB
2350E      ADDITIONAL NETWORK KIT
              523 PROTOCOL CONVERTER, LAN BLOCK KIT, 12V POWER SUPPLY ADDITIONAL ADVANTAGE NETWORK SOFTWARE
2300E      REMOTE NETWORK KIT
              523 PROTOCOL CONVERTER, LAN BLOCK KIT, 12 V POWER SUPPLY ADDITIONAL ADVANTAGE NETWORK SOFTWARE
              TWO (2) SHORT HAUL MODELS 19.2KB
8780E      REMOTE 80 COLUMN PRINTER KIT
              80 COLUMN PRINTER AND SERIAL TO PARALLEL CONVERTER
              TWO (2) SHORT HAUL MODEMS 19.2KB
2820E      VISION ADVANTAGE 8 PROT SERIAL EXTENSION KIT
              88K LPSS (MOTOROLA)
              88K LPSS OVERLAY (RII)
              TERMINAL SERVER KIT (MOTOROLA)
              POWER CORD
              TRANSFER BOX
              * REQUIRES TCPMP KIT
2632E      PMSI HOTEL INTERFACE PACKAGE
              PMSI SOFTWARE, HOTEL LINK 520 PCV AND POWER SUPPLY, NIGHT
              AUDIT GUIDE
2633E      HMS HOTEL INTERFACE PACKAGE
              HMS SOFTWARE, HOTEL LINK 520 PCV AND POWER SUPPLY, NIGHT
              AUDIT GUIDE
2837E      ADDITIONAL 525MB MOTOROLA EXTERNAL HARD DRIVE WITH CASE
6717E      2400 BAUD HAYES EXTERNAL MODEM AND CABLE
6711E      9400 BAUD MULTI-TECH EXTERNAL MODEM AND CABLE
6720E      SYSTEM UPS TRIPPLITE BC 500 LAN

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 2
                                      18-3


                                     EX 1-22

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION


VISION ADVANTAGE ESP OPTIONS

           * THIS PRICE AVAILABLE ONLY IF PURCHASED WITH THE SYSTEM

9900E      ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD BATTERY CHARTER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              ESP REFERENCE GUIDES (50)
















































               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 3
                                      18-4

                                     EX 1-23

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION

VISION ADVANTAGE TERMINALS

9007E      ALPHA ENTRY TERMINAL (RII)
              TERMINAL STAND AND 10 KEY READER
9009E      TOUCH SCREEN TERMINAL (RII)
              TERMINAL STAND AND 10 KEY READER
8005E      ESP II TERMINAL (RII)
              2 ESP BATTERIES
100E          TERMINAL SECURITY LEVEL ADD ON

VISION ADVANTAGE TERMINAL OPTIONS

6101E      MAGNETIC STRIPE READER
8201AE     SINGLE SIDED SATELLITE
6300E      CASH DRAWER & TILL
6301E      ADDITIONAL CASH DRAWER INSERT

VISION ADVANTAGE BAR CODE SCANNER OPTIONS

7500E      LASER SCANNER BOH WYSE 60 KEYBOARD
7501E      LASER SCANNER FOH TERMINAL
7502E      CCD SCANNER BOH WYSE 60 KEYBOARD
7503E      CCD SCANNER FOH TERMINAL
7504E      WAND READER BOH WYSE 60 KEYBOARD
7505E      WAND READER FOH TERMINAL
7506E      ADDITIONAL WYSE 60 KEYBOARD CABLE FOR LASER OR CCD SCANNER
7507E      ADDITIONAL FOH TERMINAL CABLE FOR LASER OR CCD SCANNER

VISION ADVANTAGE PRINTERS

6501E      SLIP CHECK PRINTER (EPSON 290)
6514E      THERMAL CHECK PRINTER (CITIZEN CBM-210)
6520E      THERMAL AUTOCUT CHECK PRINTER (CITIZEN CBM-220)
6506E      THERMAL CHECK PRINTER & EXTERNAL POWER SUPPLY (EPSON TM-T80)
6507E      THERMAL AUTOCUT PRINTER & EXTERNAL POWER SUPPLY (EPSON TM-T80A)
6517E      IMPACT CHECK PRINTER (EPSON 3000)
6504E      IMPACT AUTOCUT PRINTER (EPSON 3006)

VISION ADVANTAGE REMOTE PRINTERS

           * ALL REMOTE PRINTERS INCLUDE PCV, POWER SUPPLY, AND CABLE
6518E      REMOTE THERMAL CHECK PRINTER (CITIZEN CBM-210)
6521E      REMOTE THERMAL AUTOCUT CHECK PRINTER (CITIZEN CBM-220)
6508E      REMOTE THERMAL CHECK PRINTER (EPSON TM-T80)
6509E      REMOTE THERMAL AUTOCUT PRINTER (EPSON TM-T80A)
6515E      REMOTE IMPACT CHECK PRINTER (EPSON 3000)
6500E      REMOTE IMPACT AUTOCUT CHECK PRINTER (EPSON 3008)
6522E      REMOTE DESKJET PRINTER (*CONVERTER MAY BE REQUIRED)
6823E      REMOTE PRINTER ADAPTER KIT
5842E      *SERIAL TO PARALLEL CONVERTER AND DB9 TO DB25 CONNECTOR

VISION ADVANTAGE ESP OPTIONS

9912E      ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD BATTERY CHARGER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              ESP REFERENCE GUIDES (50)
2912E      RBS II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD LAN BLOCK KIT AND TELCO CABLE
2902E      ESP II BATTERY CHARTER (12 SLOTS)
              BATTERY CHARTER AND POWER CORD
                               REMANCO INTERNATIONAL, INC. o COMPANY

                               CONFIDENTIAL

                                     PAGE 4
                                      18-5



                                     EX 1-24

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM



PRODUCT
NUMBER                          ITEM DESCRIPTION


VISION ADVANTAGE 800 SOFTWARE OPTIONS

2100E      VISION ADVANTAGE RUNTIME RE-LICENSE

2634E      TIME AND ATTENDANCE RUNTIME LICENSE

2701E      BEVERAGE DISPENSER INTERFACE

2650E      ENTERTAINMENT RENTALS

2860E      DUAL DISK MIRROR INTERFACE KIT
              UNIX DEVELOPMENT KIT
              220MB EXTERNAL HARD DRIVE
           * DUAL DISK SOFTWARE MUST BE PURCHASED FROM TWINCOM

6523E      PERIOD TO DATE ARCHIVE OPTION
              PERIOD TO DATE ARCHIVE SOFTWARE
              525MB EXTERNAL HARD DRIVE

6750E      MULTI-AUTH CREDIT AUTHORIZATION KIT (VISION ADVANTAGE)
              2400 BAUD EXTERNAL MODEM AND CABLE
              MULTI-AUTH SOFTWARE
              MULTI-AUTH MANUAL AND REFERENCE GUIDES
           *MULTI-AUTH REQUIRES THE USE OF A SERIAL PORT ON THE PROCESSOR

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE

2817E      NSE RUNTIME LICENSE
              NSE SOFTWARE (MOTOROLA)

2818E      UNIX DEVELOPMENT KIT (FOR KERNEL MODIFICATION)
              UNIX DEVELOPMENT SOFTWARE (RII)

2819          TCP/IP KIT (FOR THINNET ETHERNET NETWORKS)
              UNIX DEVELOPMENT KIT
              NSE RUNTIME LICENSE (MOTOROLA)
              THINNET KIT (MOTOROLA)

4016E      ADD ON OPTION SECURITY TAPE (800 SERIES, 3.0)
4215E      ADD ON OPTION SECURITY TAPE (800 SERIES, 5.0)

SOFT PC    * SOFT PC MUST BE PURCHASED FROM MOTOROLA
           * REQUIRES TCP4P KIT
           * REQUIRES X-TERMINAL KIT

SOFTWARE LICENSE FOR ADD ON TERMINALS EXCEEDING ORIGINAL SOFTWARE LEVEL

3743E      DIFFERENCE BETWEEN ORIGINAL PURCHASED SW LEVEL AND NEW SW LEVEL











               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 5
                                      18-6


                                     EX 1-25

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION


VISION ADVANTAGE COMMUNICATION OPTIONS

2685E      ADVANTAGE COMMUNICATION FILES RUNTIME LICENSE
              LABOR, FOOD & BEVERAGE, ACCOUNTING, RMS & PTD ASC II FILES

2647E      COMMUNICATION MANAGER (M-LINK)
              COMMUNICATION MANAGER AND MANUAL

2649E      MS-DOS COMMUNICATION MANAGER FOR PC (M-LINK)
              COMMUNICATION MANAGER AND MANUAL

2642E      POLLING KIT 1-9 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER

2643E      POLLING KIT 10-49 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER

2644E      POLLING KIT 50-99 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER

2645E      POLLING KIT 100+ w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER



























               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 6
                                      18-7

                                     EX 1-26

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION


ADVANTAGE SPARES (WITH ANNUAL MAINTENANCE AGREEMENT)

9007ES     SPARE ALPHA ENTRY TERMINAL (RII)
9009ES     SPARE TOUCH SCREEN TERMINAL (RII)
8524ES     SPARE THERMAL PRINTER (CITIZEN CBM-210)
8525ES     SPARE THERMAL AUTOCUT PRINTER (CITIZEN CBM-220)
8526ES     SPARE THERMAL PRINTER (SPSON TM-T80)
8527ES     SPARE THERMAL AUTOCUT PRINTER (EPSON TM-T80A)
8501ES     SPARE SLIP CHECK PRINTER (EPSON 290)
8504ES     SPARE IMPACT CHECK PRINTER (EPSON 300D)
8529ES     SPARE AUTOCUT CHECK PRINTER (EPSON 300B)

ADVANTAGE IMPLEMENTATION SERVICES

6528E      SYSTEM BACK OFFICE INSTALLATION PER DAY
2740E      ADDITIONAL DAY FOR BACK OFFICE INSTALLATION
2753E      EXTRA MODE INSTALLATION
           EACH ADDITIONAL NETWORK
           HOTEL INTERFACE
           ESP CONTROL GROUP
           ADDITIONAL RBS
           REMOTE NETWORK
           REMOTE WORKSTATION
           REMOTE PRINTER
           8 PORT SERIAL EXTENSION
2748E      ON-SITE TRAINING PER DAY (INCLUDES TRAVEL AND EXPENSES)
2744E      HOLIDAY/WEEKEND AND PRE - 30 DAY PREMIUM CHARGE

ADVANTAGE MANUALS AND DOCUMENTATION

2530E      SYSTEM MANUAL
              FEATURE GUIDE
              PLANNING GUIDE
              MAINTAINING THE SYSTEM
              REPORTING GUIDE

2531E      TRAINING MANUAL
              MANAGER TRAINING GUIDE
              FRONT OF HOUSE TRAINING GUIDE
              SERVER TERMINAL GUIDE

2522E      CONDENSED REFERENCE GUIDE
2508E      MANAGER REFERENCE GUIDES (10)
2509E      SERVER REFERENCE GUIDE (50)
2507       E  ESP REFERENCE GUIDES (50)
2520E      CREDIT REFERENCE GUIDES
2528E      BEVERAGE DISPENSER GUIDE
2828E      MULTI-AUTH CREDIT AUTHORIZATION GUIDE
2523E      VISION ADVANTAGE NETWORK TECHNICAL REF GUIDE
2527E      POLLING MGR / COMM MGR GUIDE
2508E      VISION ADVANTAGE INSTALLATION GUIDE
2521E      NIGHT AUDIT GUIDE








               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 7
                                      18-8

                                     EX 1-27

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM






PRODUCT
NUMBER                          ITEM DESCRIPTION


68K TO VISION ADVANTAGE 800 SERIES SOFTWARE UPGRADE KITS

           * THESE PACKAGES MUST BE RE-ORDERED FOR USE WITH THE 99K SYSTEM

2357E      COMMUNICATION MANAGER RE-ORDER UPGRADE KIT (88K TO VISION ADVANTAGE)
              COMMUNICATION MANAGER AND MANUAL

2358E POLLING MANAGER SOFTWARE RE-ORDER UPGRADE KIT (1-9) (88K TO VISION ADVANTAGE)
              POLLING MANAGER
              COMMUNICATION MANAGER

6530E POLLING MANAGER SOFTWARE RE-ORDER UPGRADE KIT (10-49) (88K TO VISION ADVANTAGE)
              POLLING MANAGER
              COMMUNICATION MANAGER

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE

68K TO VERSION SERIES 800 ADVANTAGE SYSTEM MIGRATION

           *PROCESSOR IS NOT INCLUDED, SEE VISION ADVANTAGE 800 SERIES
            PROCESSORS

REQUIRED 68K TO VISION ADVANTAGE 800 SERIES ACCESSORIES

801F          68K TO VISION ADVANTAGE REQUIRED ACCESSORIES
              POWER CORD
              PROCESSOR TO PCV CABLE
              SERIAL TO PARALLEL PRINTER CONVERTER
              CRT CABLE
              MODEM CABLE
              SECURITY TAPE AND KEY

REQUIRED ADVANTAGE RUNTIME LICENSE

100E          ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              SYSTEM V UNIX RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

     800F15 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (1-5 TERMINALS) 800F87 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (6-7 TERMINALS) 801F80 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (8 OR MORE TERMINALS)

               REMANCO INTERNATIONAL, INC.  COMPANY CONFIDENTIAL


                                     PAGE 8
                                      18-9

                                     EX 1-28

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION





VISION ADVANTAGE COMMUNICATION OPTIONS

RMS TO VISION ADVANTAGE SERIES 800 MIGRATION

           * PROCESSOR IS NOT INCLUDED, SEE VISION ADVANTAGE
             SERIES 800 PROCESSORS

REQUIRED RMS TO VISION ADVANTAGE MIGRATION REQUIRED ACCESSORIES

802F          RMS TO VISION ADVANTAGE MIGRATION REQUIRED ACCESSORIES
              POWER CORD
              PCV TO FIRST LAN BLOCK
              PROCESSOR TO PCV CABLE
              LAN BLOCK KIT
              UNIX PCV MODEL 523 AND POWER SUPPLY
              WYSE 60 MONOCHROME WORKSTATION
              EPSON LO570 80 COLUMN DOT MATRIX PRINTER AND 1 REAM OF PAPER SERIAL TO PARALLEL PRINTER CONVERTER 9400 BAUD MULTI-TECH EXTERNAL MODEM AND CABLE PRINTER CABLE CRT CABLE MODEM CABLE REAM OF PAPER SECURITY TAPE AND KEY

REQUIRED ADVANTAGE RUNTIME LICENSE

 100E      ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              SYSTEM V UNIX RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

800F15 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (1-5 TERMINALS) 800F87 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (6-7 TERMINALS) 801F80 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (8-9 TERMINALS) 800F1011 VISION
ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (10-11 TERMINALS) 801F1200 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (12 OR MORE TERMINALS)






               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 9
                                      18-10


                                     EX 1-29

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION



RMS TO VISION ADVANTAGE MIGRATION ADDITIONS (RMS 1600/1700 SYSTEMS)


2835E      485 LINE CONVERTER
7000E      524 PROTOCOL CONVERTER
7001E      DBOX CONVERSION KIT
7002E      RS-485 CARD FRAME (0825)
7025E      RS-485 CARD CAGE (DB25) (OUTSIDE ENCLOSURE)
6720E      SYSTEM UPS TRIPPLITE BC 500 LAN

RMS VISION ADVANTAGE MIGRATION ADDITIONS (RMS 1800/1900/1200/1500 SYSTEMS)

2845E      LINE DRIVER CARD
7003E      SWITCH CARD
7022E      RS-485 CARD FRAME (D89)
7023E      RS-485 CARD CAGE (D89) (OUTSIDE ENCLOSURE)
7005E      LAN BLOCK KIT
6800E      RMS TERMINAL/PRINTER MIGRATION KIT
              PCV, POWER SUPPLY, PCV CABLE LAN BLOCK KIT, PCV CABLE TO LAN

6804E      RBS MIGRATION KIT
              SV LINEAR PS, PLAN NETWORK PCV, SURFACE MNT LAN KIT, CABLE






































               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 10
                                      18-11

                                     EX 1-30

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION





VISION ADVANTAGE 900 SERIES PROCESSORS

904G       VISION ADVANTAGE 904 RISC PROCESSOR
           MOTOROLA 33 MHZ, 16 MB RISC MICROPROCESSOR, 525 MB TAPE DRIVE 520MB HARD DRIVE, 4 PORTS

912G       VISION ADVANTAGE 912 RISC PROCESSOR
           MOTOROLA 33MHZ, 16MB RISC MICROPROCESSOR, 525MB TAPE DRIVE, 520MB HARD DRIVE, 12 PORTS

REQUIRED VISION ADVANTAGE 900 SERIES ACCESSORIES

900G       VISION ADVANTAGE 900 REQUIRED ACCESSORIES
              POWER CORD
              PCV TO FIRST LAN BLOCK CABLE
              PROCESSOR TO PCV CABLE
              LAN BLOCK KIT
              UNIX PCV MODEL 523 AND POWER SUPPLY
              9400 BAUD MULTI-TECH SYSTEM MODEM
              EPSON LQ570 80 COLUMN DOT MATRIX PRINTER AND 1 REAM OF PAPER SERIAL TO PARALLEL PRINTER CONVERTER
              SYSTEM UPS TRIPPLITE BC 500LAN
              WYSE 60 MONOCHROME WORKSTATION
              PRINTER CABLE
              CRT CABLE
              MODEM CABLE
              ID KEYS AND CASE
              SECURITY TAPE AND KEY

2852A      4 WIRE PLENUM NETWORK CABLE (PER FOOT)
2853A      4 WIRE PCV NETWORK CABLE (PER FOOT)

REQUIRED ADVANTAGE RUNTIME LICENSE

100E          ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              SYSTEM V UNIX RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

900G15 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (1-5 TERMINALS) 900G47 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (6-7 TERMINALS) 900G88 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (8-9 TERMINALS) 900G1011 VISION
ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (10-11 TERMINALS) 900G1200 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (12 OR MORE TERMINALS)


               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 11
                                      18-12


                                     EX 1-31

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION

VISION ADVANTAGE 900 SYSTEM PROCESSOR OPTIONS

6713G      ADD ON EPSON LQ 570 80 COLUMN PRINTER AND SERIAL TO PARALLEL
           CONVERTER

6715G ADD ON OKIDATA OL810 LASER PRINTER, SERIAL TO PARALLEL CONVERTER AND 1 CASE OF PAPER
           *LASER PRINTERS CANNOT BE POWERED BY THE STANDARD UPS

6714E      SERVER STATION UPS MODEL BC 250
6716E      UPS FOR LASER PRINTER MODEL NPP-1400
6700G      ADD ON WYSE 60 MONOCHROME WORKSTATION AND CABLE
              WYSE 60 MONOCHROME CRT AND CABLE
6701G      ADD ON WYSE 60 COLOR WORKSTATION AND CABLE
              WYSE 60 COLOR CRT AND CABLE

6770G      14" COLOR X-TERMINAL KIT
              DELTA WINDOWS (MOTOROLA)
              14" MOTOROLA COLOR MONITOR
              CONSOLE FIRMWARE (MOTOROLA)
              POWER CORD
              PS2  US KEYBOARD
              * REQUIRES TCPAP KIT

6771G      15" BLACK & WHITE X-TERMINAL KIT
              DELTA WINDOWS (MOTOROLA)
              15" MOTOROLA BLACK & WHITE MONITOR
              CONSOLE FIRMWARE (MOTOROLA)
              POWER CORD
              PS2 US KEYBOARD
              * REQUIRES TCPAP KIT

6780G      REMOTE WYSE 60 MONOCHROME WORKSTATION AND CABLE
              WYSE 60 MONOCHROME CRT AND CABLE
              TWO (2) SHORT HAUL MODEMS 19.2KB

6781G      REMOTE WYSE 60 COLOR WORKSTATION AND CABLE
              WYSE 60 COLOR CRT AND CABLE
              TWO (2) SHORT HAUL MODEMS 19.2KB

2350G      ADDITIONAL NETWORK KIT
              523 PROTOCOL CONVERTER, LAN BLOCK KIT, 12V POWER SUPPLY ADDITIONAL ADVANTAGE NETWORK SOFTWARE

2300G      REMOTE NETWORK KIT
              523 PROTOCOL CONVERTER, LAN BLOCK KIT, 12V POWER SUPPLY ADDITIONAL ADVANTAGE NETWORK SOFTWARE
              TWO (2) SHORT HAUL MODEMS 19.2KB

6780G      REMOTE 80 COLUMN PRINTER KIT
              80 COLUMN PRINTER AND SERIAL TO PARALLEL CONVERTER
              TWO (2) SHORT HAUL MODEMS 19.2KB

2820G      VISION ADVANTAGE 900 SERIES ADDITIONAL 8 PORT SERIAL BOARD
              8 PORT SERIAL CONTROLLER

2632E      PMSI HOTEL INTERFACE PACKAGE
              HMS SOFTWARE, HOTEL LINK 520 PCV AND POWER SUPPLY, NIGHT
              AUDIT GUIDE

2633E      HMS HOTEL INTERFACE PACKAGE
              HMS SOFTWARE, HOTEL LINK 520 PCV AND POWER SUPPLY, NIGHT
              AUDIT GUIDE

2837G      ADDITIONAL 330MB MOTOROLA EXTERNAL HARD DRIVE WITH CASE
6717G      2400 BAUD HAYES EXTERNAL MODEM AND CABLE
6711G      9600 BAUD MULTI-TECH EXTERNAL MODEM AND CABLE
6720E      SYSTEM UPS TRIPPLITE BC 500 LAN

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 13
                                      18-13

                                     EX 1-32

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION



VISION ADVANTAGE ESP OPTIONS PURCHASED WITH SYSTEM ONLY PRICE

           *THIS PRICE AVAILABLE ONLY IF PURCHASED WITH THE SYSTEM

9900R      ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD BATTERY CHARGER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              ESP REFERENCE GUIDES (50)











































               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 13
                                      18-14


                                     EX 1-33

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION

VISION ADVANTAGE TERMINALS

9007E      ALPHA ENTRY TERMINAL (RII)
              TERMINAL STAND AND ID KEY READER
9009E      TOUCH SCREEN TERMINAL (RII)
              TERMINAL STAND AND ID KEY READER
8006E      ESP II TERMINAL (RII)
100E          PER TERMINAL SECURITY LEVEL ADD ON

VISION ADVANTAGE TERMINAL OPTIONS

6101E      MAGNETIC STRIPE READER
6201E      SINGLE SIDED SATELLITE
6300E      CASH DRAWER & TILL
6130E      TERMINAL SUNSCREEN
6301E      ADDITIONAL CASH DRAWER INSERT

VISION ADVANTAGE BAR CODE SCANNER OPTIONS

7500E      LASER SCANNER POH WYSE 60 KEYBOARD
7501E      LASER SCANNER FOH TERMINAL
7502E      CCD SCANNER BOH WYSE 60 KEYBOARD
7503E      CCD SCANNER POH TERMINAL
7504E      WAND READER BOH WYSE 60 KEYBOARD
7505E      WAND READER FOH TERMINAL
7506E      ADDITIONAL WYSE 60 KEYBOARD CABLE FOR LASER OR CCD SCANNER
7507E      ADDITIONAL FOH TERMINAL CABLE FOR LASER OR CCD SCANNER

VISION ADVANTAGE PRINTERS

6501E      SLIP CHECK PRINTER (EPSON 290)
6514E      THERMAL CHECK PRINTER (CITIZEN CBM-210)
6520E      THERMAL AUTOCUT CHECK PRINTER (CITIZEN CBM-220)
6508E      THERMAL CHECK PRINTER & EXTERNAL POWER SUPPLY (EPSON TM-T80)
6507E      THERMAL AUTOCUT PRINTER & EXTERNAL POWER SUPPLY (EPSON TM-T80A)
6517E      IMPACT CHECK PRINTER (EPSON 300D)
6504E      IMPACT AUTOCUT PRINTER (EPSON 300B)

VISION ADVANTAGE REMOTE PRINTERS

           *ALL REMOTE PRINTERS INCLUDE PCV, POWER SUPPLY, AND CABLE)
6818E      REMOTE THERMAL CHECK PRINTER (CBM-210)
6521E      REMOTE THERMAL AUTOCUT CHECK PRINTER (CITIZEN CBM-220)
6508E      REMOTE THERMAL CHECK PRINTER (EPSON TM-T80)
6509E      REMOTE THERMAL AUTOCUT PRINTER (EPSON TM-T80A)
6515E      REMOTE IMPACT CHECK PRINTER (EPSON 300D)
6500E      REMOTE IMPACT AUTOCUT CHECK PRINTER (EPSON 300B)
6522E      REMOTE DESKJET PRINTER (*CONVERTER MAY BE REQUIRED)
6823E      REMOTE PRINTER ADAPTER KIT
5842E      *SERIAL TO PARALLEL CONVERTER AND DB9 TO DB25 CONNECTOR

VISION ADVANTAGE 900 ESP OPTIONS

9812E      ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD BATTERY CHARTER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              ESP REFERENCE GUIDES (50)
2912E      RBS II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD LAN BLOCK KIT AND TELCO CABLE
2902E      ESP II BATTERY CHARTER (12 SLOTS)
              BATTERY CHARTER AND POWER CORD

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 14
                                      18-15


                                     EX 1-34

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




                                    PRODUCT
NUMBER                          ITEM DESCRIPTION

VISION ADVANTAGE 900 SOFTWARE OPTIONS

2100E      VISION ADVANTAGE RUNTIME RE-LICENSE

2634E      TIME AND ATTENDANCE RUNTIME LICENSE

2710E      BEVERAGE DISPENSER INTERFACE

2850E      ENTERTAINMENT RENTALS

2860G      DUAL DISK MIRROR INTERFACE KIT
              UNIX DEVELOPMENT KIT
              525MB EXTERNAL HARD DRIVE
              * DUAL DISK SOFTWARE MUST BE PURCHASED FROM TWINCOM

6523G      PERIOD TO DATE ARCHIVE OPTION
              PERIOD TO DATE ARCHIVE SOFTWARE
              525MB EXTERNAL HARD DRIVE

6750G      MULTI-AUTH CREDIT AUTHORIZATION KIT (VISION ADVANTAGE)
              2400 BAUD EXTERNAL MODEM AND CABLE
              MULTI-AUTH SOFTWARE
              MULTI-AUTH MANUAL AND REFERENCE GUIDES
              * MULTI-AUTH REQUIRES THE USE OF A SERIAL PORT ON THE PROCESSOR

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE

2817E      NSE RUNTIME LICENSE
              NSE SOFTWARE (MOTOROLA)

2818G      UNIX DEVELOPMENT KIT (FOR KERNEL MODIFICATION)
              UNIX DEVELOPMENT SOFTWARE (RII)

2819G      TCP/IP KIT (FOR THINNET ETHERNET NETWORKS)
              UNIX DEVELOPMENT KIT
              NSE RUNTIME LICENSE (MOTOROLA)
              THINNET KIT (MOTOROLA)

4215E      ADD ON OPTION SECURITY TAPE (900 SERIES, 5.0)

SOFT PC    * SOFT PC MUST BE PURCHASED FROM MOTOROLA
           * REQUIRES PCPAP KIT
           * REQUIRES X-TERMINAL KIT

SOFTWARE LICENSE FOR ADD ON TERMINALS EXCEEDING ORIGINAL SOFTWARE LEVEL

3743E      DIFFERENCE BETWEEN ORIGINAL PURCHASED SW LEVEL AND NEW SW LEVEL















               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 15
                                      18-16

                                     EX 1-35

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION

VISION ADVANTAGE 900 COMMUNICATION OPTIONS

2685E      ADVANTAGE COMMUNICATION FILES RUNTIME LICENSE
              LABOR, FOOD & BEVERAGE, ACCOUNTING, RMS & PTD ASC II FILES

2657E      COMMUNICATION MANAGER (M-LINK)
              COMMUNICATION MANAGER AND MANUAL

2649E      MS-DOS COMMUNICATION MANAGER FOR PC (M-LINK)
              COMMUNICATION MANAGER AND MANUAL

2642G      POLLING KIT  1-9 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER

2643G      POLLING KIT 10-49 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER

2644G      POLLING KIT 50-99 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER

2645G      POLLING KIT 100+ w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER































               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 16
                                      18-17

                                     EX 1-36

              AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION

ADVANTAGE SPARES (WITH ANNUAL MAINTENANCE AGREEMENT)

9007ES     SPARE ALPHA ENTRY TERMINAL (RII)
9009ES     SPARE TOUCH SCREEN TERMINAL (RII)
6524ES     SPARE THERMAL PRINTER (CITIZEN CBM-210)
6525ES     SPARE THERMAL AUTOCUT PRINTER (CITIZEN CMB-220)
6526ES     SPARE THERMAL PRINTER (EPSON TM-T80)
6527ES     SPARE THERMAL AUTOCUT PRINTER (EPSON TM-T80A)
6501ES     SPARE SLIP CHECK PRINTER (EPSON 290)
6504ES     SPARE IMPACT CHECK PRINTER (EPSON 300D)
6529ES     SPARE AUTOCUT CHECK PRINTER (EPSON 300B)


ADVANTAGE IMPLEMENTATION SERVICES

6526E      SYSTEM BACK OFFICE INSTALLATION PER DAY
2740E      ADDITIONAL DAY FOR BACK OFFICE INSTALLATION
2753E      EXTRA NODE INSTALLATION
           EACH ADDITIONAL NETWORK
           HOTEL INTERFACE
           ESP CONTROL GROUP
           ADDITIONAL RBS
           REMOTE NETWORK
           REMOTE WORKSTATION
           REMOTE PRINTER
           8 PORT SERIAL EXTENSION
2746E      ON-SITE TRAINING PER DAY (INCLUDES TRAVEL AND EXPENSES)
2744E      HOLIDAY/WEEKEND AND PRE - 30 DAY PREMIUM CHARGE

ADVANTAGE MANUALS AND DOCUMENTATION

2530E      SYSTEM MANUAL
              FEATURE GUIDE
              PLANNING GUIDE
              MAINTAINING THE SYSTEM
              REPORTING GUIDE

2531E      TRAINING MANUAL
              MANAGER TRAINING GUIDE
              FRONT OF HOUSE TRAINING GUIDE
              SERVER TERMINAL GUIDE

2522E      CONDENSED REFERENCE GUIDE
2508E      MANAGER REFERENCE GUIDES (10)
2509E      SERVER REFERENCE GUIDES (50)
2507E      ESP REFERENCE GUIDES (50)
2520E      CREDIT REFERENCE GUIDES
2526E      BEVERAGE DISPENSER GUIDE
2528E      MULTI-AUTH CREDIT AUTHORIZATION GUIDE
2523E      NETWORK TECHNICAL REF GUIDE
2527E      POLLING MGR/COMM MGR GUIDE
2508E      VISION ADVANTAGE INSTALLATION GUIDE
2521E      NIGHT AUDIT GUIDE









               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 17
                                      18-18

                                     EX 1-37

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM






PRODUCT
NUMBER                          ITEM DESCRIPTION

68K TO VISION ADVANTAGE 900 SERIES SOFTWARE UPGRADE KITS

           * THESE PACKAGES MUST BE RE-ORDERED FOR USE WITH THE 88K SYSTEM

2357E      COMMUNICATION MANAGER RE-ORDER UPGRADE KIT (88K TO VISION ADVANTAGE)
              COMMUNICATION MANAGER AND MANUAL

2358E POLLING MANAGER SOFTWARE RE-ORDER UPGRADE KIT (1-9) (88K TO VISION ADVANTAGE)
              POLLING MANAGER
              COMMUNICATION MANAGER

6530E POLLING MANAGER SOFTWARE RE-ORDER UPGRADE KIT (10-49) (88K TO VISION ADVANTAGE)
              POLLING MANAGER
              COMMUNICATION MANAGER

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE

68K TO VERSION SERIES 800 ADVANTAGE SYSTEM MIGRATION

           *PROCESSOR IS NOT INCLUDED, SEE VISION ADVANTAGE 800 SERIES
            PROCESSORS

REQUIRED 68K TO VISION ADVANTAGE 900 SERIES ACCESSORIES

801F          68K TO VISION ADVANTAGE REQUIRED ACCESSORIES
              POWER CORD
              PROCESSOR TO PCV CABLE
              SERIAL TO PARALLEL PRINTER CONVERTER
              CRT CABLE
              MODEM CABLE
              SECURITY TAPE AND KEY

REQUIRED ADVANTAGE RUNTIME LICENSE

100E          ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

VISION ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              SYSTEM V UNIX RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

800F15     VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (1-5 TERMINALS)
800F87     VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (6-7 TERMINALS)
801F80     VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
           (8 OR MORE TERMINALS)

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 18
                                      18-19

                                     EX 1-38

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION

RMS TO VISION ADVANTAGE SERIES 900 MIGRATION
           * PROCESSOR IS NOT INCLUDED, SEE VISION ADVANTAGE SERIES
             800 PROCESSORS

REQUIRED RMS TO VISION ADVANTAGE 900 ACCESSORIES
902G          RMS TO VISION ADVANTAGE MIGRATION REQUIRED ACCESSORIES
              POWER CORD
              PCV TO FIRST LAN BLOCK
              PROCESSOR TO PCV CABLE
              LAN BLOCK KIT
              UNIX PCV MODEL 523 AND POWER SUPPLY
              WYSE 60 MONOCHROME WORKSTATION
              EPSON LO570 80 COLUMN DOT MATRIX PRINTER AND 1 REAM OF PAPER SERIAL TO PARALLEL PRINTER CONVERTER 9400 BAUD MULTI-TECH EXTERNAL MODEM AND CABLE PRINTER CABLE CRT CABLE MODEM CABLE REAM OF PAPER SECURITY TAPE AND KEY

REQUIRED ADVANTAGE RUNTIME LICENSE
 100E      ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              SYSTEM V UNIX RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)
900G15  VISION  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (1-5  TERMINALS)
9000G67 VISION  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (6-7  TERMINALS)
900G89  VISION  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (8-9  TERMINALS)
900G1011 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (10-11 TERMINALS) 900G1200 VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (12 OR MORE TERMINALS)

RMS TO VISION ADVANTAGE 900 MIGRATION ADDITIONS (RMS 1600/1700 SYSTEMS)
2835E      486 LINE DRIVER
7000E      524 PROTOCOL CONVERTER
7001E      DBOX CONVERSION KIT
7002E      RS-485 CARD FRAME (DB25)
7025E      RS-485 CARD CAGE (DB25) (OUTSIDE ENCLOSURE)
70004E     CABLE CONVERSION KIT (DB25)
6720E      SYSTEM UPS TRIPPLITE 500 8C LAN

RMS TO VISION ADVANTAGE 900 MIGRATION ADDITIONS (RMS 1800/1900/1200/1500
SYSTEMS)

2845E      LINE DRIVER CARD
7003E      SWITCH CARD
7022E      RS-485 CARD FRAME (DB9)
7023E      RS-485 CARD CAGE 9D89) (OUTSIDE ENCLOSURE)
7006E      LAN BLOCK KIT
6800E      RMS TERMINAL/PRINTER MIGRATION KIT
              PCV, POWER SUPPLY, CPV CABLE, LAN BLOCK KIT, PCV CABLE TO LAN
6804E      RBS MIGRATION KIT
              5V LINEAR PS, PLAN NETWORK PCV, SURFACE MNT LAN KIT, CABLE

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 19
                                      18-20



                                     EX 1-39

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION

SPECTRUM ADVANTAGE PROCESSORS

400H       INTEL 486 PROCESSOR
              COMPAQ DESKPRO, INTEL 486 PROCESSOR, 66 MHZ, 16 MB RAM,
              1.44 MB 3 1/2" FLOPPY DRIVE
              250MB WANGTECH TAPE DRIVE

450H       INTEL 486 PROCESSOR WITH 525 MG HARD DRIVE
              COMPAQ DESKPRO INTEL 486 PROCESSOR, 66 MGZ, 16 MG RAM, 1.44 MB 3 1/2" FLOPPY DRIVE 250MG WANGTECH TAPE DRIVE, 525MG HARD DRIVE, WINDOWS AND DOS

500H       INTEL PENTIUM PROCESSOR
              COMPAQ DESKPRO, INTEL PENTIUM PROCESSOR, 50 MGZ, 16 MG RAM, 1.44MB 3 1/2" FLOPPY DRIVE
              250 MG WANGTECH TAPE DRIVE

550H       INTEL PENTIUM PROCESSOR WITH 525 MG HARD DRIVE
              COMPAQ DESKPRO, INTEL PENTIUM PROCESSOR, 60 MHZ, 16MG RAM, 1.4MB 3 1/2" FLOPPY DRIVE
              250 MB WANGTECH TAPE DRIVE, 525 MB HARD DRIVE, WINDOWS AND DOS

REQUIRED SPECTRUM ADVANTAGE ACCESSORIES

800F          VISION ADVANTAGE 800 REQUIRED ACCESSORIES
              POWER CORD
              PCV TO FIRST LAN BLOCK CABLE
              PROCESSOR TO PCV CABLE
              LAN BLOCK KIT
              UNIX PCV MODEL 523 AND POWER SUPPLY
              9600 BAND MULTI-TECH SYSTEM MODEM
              EPSON LQ570 80 COLUMN DOT MATRIX PRINTER AND 1 REAM OF PAPER SERIAL TO PARALLEL PRINTER CONVERTER
              SYSTEM UPS TRIPPLITE BC 500LAN
              WYSE 60 MONOCHROME WORKSTATION
              PRINTER CABLE
              CRT CABLE
              MODEM CABLE
              ID KEYS AND CASE
              SECURITY TAPE AND KEY

700H       SPECTRUM ADVANTAGE 2 DAYS ADDITIONAL TRAINING IF CUSTOMER SOURCES PC
702H       SPECTRUM ADVANTAGE INTEGRATION CHARGE IF CUSTOMER SOURCES PC

SPECTRUM ADVANTAGE A LA CARTE ITEMS WITH SYSTEM PURCHASE ONLY

2852A      4 WIRE PLENUM NETWORK CABLE (PER FOOT)
2853A      4 WIRE PVC NETWORK CABLE (PER FOOT)

           SPECTRUM ADVANTAGE HARD DRIVE OPTIONS
6436H      345MB HARD DRIVE
6437H      1GB HARD DRIVE (INCLUDES WINDOWS AND DOS)

           SPECTRUM ADVANTAGE MONITOR OPTIONS
6438H      14" VGA COLOR MONITOR, CABLE, MOUSE AND KEYBOARD
6439H      15" VGA COLOR MONITOR, CABLE, MOUSE AND KEYBOARD
6440H      17" VGA COLOR MONITOR, CABLE, MOUSE AND KEYBOARD

           BACK OFFICE PRINTERS
6441H      EPSON LQ570 80 COLUMN DOT MATRIX PRINTER, 1 REAM OF PAPER
6442H      OKIDATA OL810 LASER PRINTER, 1 CASE OF PAPER
           *LASER PRINTERS CANNOT BE POWERED BY THE STANDARD UPS

           UNIVERSAL POWER SUPPLIES
6443H      SYSTEM UPS TRIPPLITE BC 500LAN
6716E      UPS FOR LASER PRINTER MODEL NPP-1400
6714E      SERVER STATION UPS MODEL BC 250

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 20
                                      18-21


                                     EX 1-40

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM



PRODUCT
NUMBER                          ITEM DESCRIPTION

REQUIRED ADVANTAGE RUNTIME LICENSE

100E          ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              SCO UNIX RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  FOH TRAINING GUIDE
                  SERVER TERMINAL GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

800H15 SPECTRUM  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (1-5 TERMINALS)
800H67 SPECTRUM  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (6-7 TERMINALS)
800H99 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (8-9 TERMINALS) 800H1011 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (10-11 TERMINALS) 800H1200 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (12 OR MORE TERMINALS)

































               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 21
                                      18-22

                                     EX 1-41

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION


SPECTRUM ADVANTAGE SYSTEM PROCESSORS OPTIONS

6700E      ADD ON WYSE 60 MONOCHROME WORKSTATION AND CABLE
              WYSE 60 MONOCHROME CRT AND CABLE
           *REQUIRES A SERIAL PORT

6701E      ADD ON WYSE 60 COLOR WORKSTATION AND CABLE
              WYSE 60 COLOR CRT AND CABLE
           *REQUIRES A SERIAL PORT

6780E      REMOTE WYSE MONOCHROME WORKSTATION KIT
              WYSE 60 MONOCHROME CRT AND CABLE
           *REQUIRES A SERIAL PORT

6761E      REMOTE WYSE 60 COLOR WORKSTATION AND CABLE
              WYSE 60 COLOR CRT AND CABLE
              TWO (2) SHORT HAUL MODEMS 19.2KB
           *REQUIRES A SERIAL PORT

2350H      ADDITIONAL NETWORK KIT
              523 PROTOCOL CONVERTER, LAN BLOCK KIT, 12V POWER SUPPLY ADDITIONAL ADVANTAGE NETWORK
           *REQUIRES A SERIAL PORT

2300H      REMOTE NETWORK KIT
              523 PROTOCOL CONVERTER, LAN BLOCK KIT, 12 V POWER SUPPLY ADDITIONAL ADVANTAGE NETWORK SOFTWARE
              TWO (2) SHORT HAUL MODELS 19.2KB
           *REQUIRES A SERIAL PORT

6713H      ADD ON EPSON LQ 570 80 COLUMN PRINTER
6715H      ADD ON OKIDATA OL810 LASER PRINTER AND 1 CASE OF PAPER
           *REQUIRES A SERIAL PORT

6780H      REMOTE 80 COLUMN PRINTER KIT
              80 COLUMN PRINTER AND SERIAL TO PARALLEL PRINTER CONVERTER TWO (2) SHORT HAUL MODEMS 19.2KB
           *REQUIRES A SERIAL PORT

6446H      SPECTRUM ADVANTAGE ADDITIONAL 1 PORT
              SIIG I/O CARD 1.9 PIN SERIAL PORT

6444H      SPECTRUM ADVANTAGE ADDITIONAL 4 PORTS
              DIGI PC/4 FOR LANS

6445H      SPECTRUM ADVANTAGE ADDITIONAL 8 PORTS
              DIGI PC/8 FOR LANS

2632E      PMSI HOTEL INTERFACE PACKAGE
              PMSI SOFTWARE, HOTEL LINK 520 PCV AND POWER SUPPLY,
              NIGHT AUDIT GUIDE

2633E      HMS HOTEL INTERFACE PACKAGE
              HMS SOFTWARE, HOTEL LINK 520 PCV AND POWER SUPPLY, NIGHT
              AUDIT GUIDE

6717E      2400 BAUD HAYES EXTERNAL MODEM AND CABLE
6711E      9400 BAUD MULTI-TECH EXTERNAL MODEM AND CABLE
6720E      SYSTEM UPS TRIPPLITE BC 500 LAN
2837H      ADDITIONAL 345MB HARD DRIVE
6447H      ADDITIONAL 540MB HARD DRIVE
6448H      ADDITIONAL 1GB HARD DRIVE




               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 22
                                      18-23

                                     EX 1-42

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM



PRODUCT
NUMBER                          ITEM DESCRIPTION


SPECTRUM ADVANTAGE ESP OPTIONS PRICE WITH SYSTEM PURCHASE ONLY

           * THIS PRICE AVAILABLE ONLY IF PURCHASED WITH THE SYSTEM

9900E      ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD BATTERY CHARTER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              ESP REFERENCE GUIDES (50)















































               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 23
                                      18-24

                                     EX 1-43

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION

SPECTRUM ADVANTAGE TERMINALS

9007E      ALPHA ENTRY TERMINAL (RII)
              TERMINAL STAND AND 10 KEY READER
9009E      TOUCH SCREEN TERMINAL (RII)
              TERMINAL STAND AND 10 K EY READER
8005E      ESP II TERMINAL (RII)
              2 ESP BATTERIES
100E          TERMINAL SECURITY LEVEL ADD ON

SPECTRUM ADVANTAGE TERMINAL OPTIONS

6101E      MAGNETIC STRIPE READER
8201AE     SINGLE SIDED SATELLITE
6300E      CASH DRAWER & TILL
6130E      TERMINAL SUNSCREEN
6301E      ADDITIONAL CASH DRAWER INSERT

SPECTRUM ADVANTAGE BAR CODE SCANNER OPTIONS

7500E      LASER SCANNER BOH PC KEYBOARD
7501E      LASER SCANNER FOH TERMINAL
7502E      CCD SCANNER BOH WYSE 60 KEYBOARD
7503E      CCD SCANNER FOH TERMINAL
7504E      WAND READER BOH WYSE 60 KEYBOARD
7505E      WAND READER FOH TERMINAL
7506E      ADDITIONAL WYSE 60 KEYBOARD CABLE FOR LASER OR CCD SCANNER
7507E      ADDITIONAL FOH TERMINAL CABLE FOR LASER OR CCD SCANNER

SPECTRUM ADVANTAGE PRINTERS

6501E      SLIP CHECK PRINTER (EPSON 290)
6514E      THERMAL CHECK PRINTER (CITIZEN CBM-210)
6520E      THERMAL AUTOCUT CHECK PRINTER (CITIZEN CBM-220)
6506E      THERMAL CHECK PRINTER & EXTERNAL POWER SUPPLY (EPSON TM-T80)
6507E      THERMAL AUTUCUT PRINTER & EXTERNAL POWER SUPPLY (EPSON TM-T80A)
6517E      IMPACT CHECK PRINTER (EPSON 3000)
6504E      IMPACT AUTOCUT PRINTER (EPSON 3006)

SPECTRUM ADVANTAGE REMOTE PRINTERS

           * ALL REMOTE PRINTERS INCLUDE PCV, POWER SUPPLY, AND CABLE
6518E      REMOTE THERMAL CHECK PRINTER (CITIZEN CBM-210)
6521E      REMOTE THERMAL AUTOCUT CHECK PRINTER (CITIZEN CBM-220)
6508E      REMOTE THERMAL CHECK PRINTER (EPSON TM-T80)
6509E      REMOTE THERMAL AUTOCUT PRINTER (EPSON TM-T80A)
6515E      REMOTE IMPACT CHECK PRINTER (EPSON 3000)
6500E      REMOTE IMPACT AUTOCUT CHECK PRINTER (EPSON 3008)
6522E      REMOTE DESKJET PRINTER (*CONVERTER MAY BE REQUIRED)
6823E      REMOTE PRINTER ADAPTER KIT
5842E      *SERIAL TO PARALLEL CONVERTER AND DB9 TO DB25 CONNECTOR

SPECTRUM ADVANTAGE ESP OPTIONS

9912E      ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD BATTERY CHARGER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              ESP REFERENCE GUIDES (50)
2912E      RBS II CONTROL GROUP
              RADIO BASE STATION, ANTENNA, PLAN PCV AND POWER CORD LAN BLOCK KIT AND TELCO CABLE
2902E      ESP II BATTERY CHARTER (12 SLOTS)
              BATTERY CHARTER AND POWER CORD



               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 24
                                      18-25

                                     EX 1-44

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM



PRODUCT
NUMBER                          ITEM DESCRIPTION


SPECTRUM ADVANTAGE SOFTWARE OPTIONS

2100H      SPECTRUM ADVANTAGE RUNTIME RE-LICENSE

2834          TIME AND ATTENDANCE RUNTIME LICENSE

2701E      BEVERAGE DISPENSER INTERFACE

2650E      ENTERTAINMENT RENTALS

2860E      DUAL DISK MIRROR INTERFACE KIT
              UNIX DEVELOPMENT KIT
              220MB EXTERNAL HARD DRIVE
           * DUAL DISK SOFTWARE MUST BE PURCHASED FROM TWINCOM
           * WILL BE RELEASED SHORTLY DO NOT SELL

6523E      PERIOD TO DATE ARCHIVE OPTION
              PERIOD TO DATE ARCHIVE SOFTWARE
              345MB EXTERNAL HARD DRIVE
           * WILL BE RELEASED SHORTLY DO NOT SELL

6750E      MULTI-AUTH CREDIT AUTHORIZATION KIT (VISION ADVANTAGE)
              2400 BAUD EXTERNAL MODEM AND CABLE
              MULTI-AUTH SOFTWARE
              MULTI-AUTH MANUAL AND REFERENCE GUIDES
           *REQUIRES A SERIAL PORT

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE

6950H      ADD ON OPTION SECURITY TAPE (SPECTRUM ADVANTAGE, 5.0)

SOFTWARE LICENSE FOR ADD ON TERMINALS EXCEEDING ORIGINAL SOFTWARE LEVEL

3743E      DIFFERENCE BETWEEN ORIGINAL PURCHASED SW LEVEL AND NEW SW LEVEL






















               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 25
                                      18-26

                                     EX 1-45

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION


SPECTRUM ADVANTAGE COMMUNICATION OPTIONS

2647H      COMMUNICATION MANAGER (M-LINK)
              COMMUNICATION MANAGER AND MANUAL

2649E      MS-DOS COMMUNICATION MANAGER FOR PC (M-LINK)
              COMMUNICATION MANAGER AND MANUAL

2642H      POLLING KIT 1-9 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER
              *REQUIRES A SERIAL PORT

2643H      POLLING KIT 10-49 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER
              *REQUIRES A SERIAL PORT

2644H      POLLING KIT 50-99 w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER
              *REQUIRES A SERIAL PORT

2645H      POLLING KIT 100+ w/RUNTIME LICENSE
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM AND CABLE
              COMMUNICATION MANAGER
              *REQUIRES A SERIAL PORT


























               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL


                                     PAGE 26
                                      18-27

                                     EX 1-46

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM



PRODUCT
NUMBER                          ITEM DESCRIPTION


SPECTRUM ADVANTAGE SPARES (WITH ANNUAL MAINTENANCE AGREEMENT)

9007ES     SPARE ALPHA ENTRY TERMINAL (RII)
9009ES     SPARE TOUCH SCREEN TERMINAL (RII)
8524ES     SPARE THERMAL PRINTER (CITIZEN CBM-210)
8525ES     SPARE THERMAL AUTOCUT PRINTER (CITIZEN CBM-220)
8526ES     SPARE THERMAL PRINTER (SPSON TM-T80)
8527ES     SPARE THERMAL AUTOCUT PRINTER (EPSON TM-T80A)
8501ES     SPARE SLIP CHECK PRINTER (EPSON 290)
8504ES     SPARE IMPACT CHECK PRINTER (EPSON 300D)
8529ES     SPARE AUTOCUT CHECK PRINTER (EPSON 300B)

SPECTRUM ADVANTAGE IMPLEMENTATION SERVICES

6528E      SYSTEM BACK OFFICE INSTALLATION PER DAY
2740E      ADDITIONAL DAY FOR BACK OFFICE INSTALLATION
2753E      EXTRA MODE INSTALLATION
           EACH ADDITIONAL NETWORK
           HOTEL INTERFACE
           ESP CONTROL GROUP
           ADDITIONAL RBS
           REMOTE NETWORK
           REMOTE WORKSTATION
           REMOTE PRINTER
           8 PORT SERIAL EXTENSION
2748E      ON-SITE TRAINING PER DAY (INCLUDES TRAVEL AND EXPENSES)
2744E      HOLIDAY/WEEKEND AND PRE - 30 DAY PREMIUM CHARGE

SPECTRUM ADVANTAGE  MANUALS AND DOCUMENTATION

2530E      SYSTEM MANUAL
              FEATURE GUIDE
              PLANNING GUIDE
              MAINTAINING THE SYSTEM
              REPORTING GUIDE

2531E      TRAINING MANUAL
              MANAGER TRAINING GUIDE
              FRONT OF HOUSE TRAINING GUIDE
              SERVER TERMINAL GUIDE

2522E      CONDENSED REFERENCE GUIDE
2508E      MANAGER REFERENCE GUIDES (10)
2509E      SERVER REFERENCE GUIDE (50)
2507       E  ESP REFERENCE GUIDES (50)
2528E      BEVERAGE DISPENSER GUIDE
2828E      MULTI-AUTH CREDIT AUTHORIZATION GUIDE
2523E      SPECTRUM ADVANTAGE NETWORK TECHNICAL REF GUIDE
2527E      POLLING MGR / COMM MGR GUIDE
2508E      SPECTRUM ADVANTAGE INSTALLATION GUIDE
2521E      NIGHT AUDIT GUIDE








               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 27
                                      18-28

                                     EX 1-47

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION

68K TO SPECTRUM ADVANTAGE SOFTWARE ONLY KITS
           * THESE PACKAGES MUST BE RE-ORDERED FOR USE WITH THE 99K SYSTEM

2357E      COMMUNICATION MANAGER RE-ORDER UPGRADE KIT (88K TO VISION ADVANTAGE)
              COMMUNICATION MANAGER AND MANUAL

     2358E POLLING MANAGER SOFTWARE RE-ORDER UPGRADE KIT (1-9) (88K TO VISION ADVANTAGE) POLLING MANAGER COMMUNICATION MANAGER *REQUIRES SERIAL PORT

6530E POLLING MANAGER SOFTWARE RE-ORDER UPGRADE KIT (10-49) (88K TO VISION ADVANTAGE)
              POLLING MANAGER
              COMMUNICATION MANAGER
           *REQUIRES SERIAL PORT

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE
           *REQUIRES SERIAL PORT

68K TO SPECTRUM ADVANTAGE SYSTEM MIGRATION

           *PROCESSOR IS NOT INCLUDED, SEE VISION ADVANTAGE 800 SERIES
            PROCESSORS

REQUIRED SPECTRUM ADVANTAGE SERIES ACCESSORIES

801F          68K TO VISION ADVANTAGE REQUIRED ACCESSORIES
              PROCESSOR TO PCV CABLE
              SECURITY TAPE AND KEY
              ADDITIONAL SINGLE SERIAL PORT
              PC TAPE BACK UP PROGRAM

REQUIRED ADVANTAGE RUNTIME LICENSE

100E          ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

SPECTRUM ADVANTAGE 800 SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              ADVANTAGE RUNTIME LICENSE
              QUICKBAK RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              SCO UNIX RUNTIME LICENSE
              ADVANTAGE COMMUNICATION FILES RUNTIME LICENSE (ASC II AND WKS) DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

600H15 SPECTRUM  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (1-5 TERMINALS)
600H67 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (6-7 TERMINALS) 600H80 SPECTRUM VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (8 OR MORE TERMINALS) 700H SPECTRUM ADVANTAGE 2 DAYS ADDITIONAL TRAINING IF CUSTOMER SOURCES PC 701H SPECTRUM ADVANTAGE INTEGRATION CHARGE IF CUSTOMER SOURCES PC

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 28
                                      18-29

                                     EX 1-48

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION


     RMS TO SPECTRUM ADVANTAGE MIGRATION * PROCESSOR IS NOT INCLUDED, SEE VISION ADVANTAGE SERIES 800 PROCESSORS REQUIRED SPECTRUM ADVANTAGE ACCESSORIES 602F RMS TO VISION ADVANTAGE MIGRATION REQUIRED ACCESSORIES PCV TO FIRST LAN BLOCK PROCESSOR TO PCV CABLE LAN BLOCK KIT UNIX PCV MODEL 523 AND POWER SUPPLY 9600 BAUD MULTI-TECH EXTERNAL MODEM AND CABLE ADDITIONAL SINGLE SERIAL PORT PRINTER CABLE MONITOR CABLE MODEM CABLE REAM OF PAPER SECURITY TAPE AND KEY PC TAPE BACK UP PROGRAM

REQUIRED ADVANTAGE RUNTIME LICENSE
 100E      ADVANTAGE RUNTIME LICENSE PER TERMINAL UP TO SECURITY LEVEL SET

SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION

SEE BELOW  VISION ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION
              QUICKBAK RUNTIME LICENSE
              SCO UNIX RUNTIME LICENSE
              UNIFY & ACCEL w/SQL LANGUAGE RUNTIME LICENSE
              DOCUMENTATION
              SYSTEM MANUAL
                  FEATURE GUIDE
                  PLANNING GUIDE
                  MAINTAINING THE SYSTEM CODE
                  REPORTING GUIDE
              TRAINING MANUAL
                  MANAGER TRAINING GUIDE
                  SERVER TRAINING GUIDE
                  SERVER TERMINAL GUIDE
                  FOH TRAINING GUIDE
              CONDENSED REFERENCE MANUAL
              MANAGER REFERENCE GUIDES (10)
              SERVER REFERENCE GUIDES (50)

600F15 SPECTRUM  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (1-5 TERMINALS)
600F87 SPECTRUM  ADVANTAGE  SOFTWARE  LICENSES &  DOCUMENTATION  (6-7 TERMINALS)
601F89 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (8-9 TERMINALS) 600F1011 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (10-11 TERMINALS) 601F1200 SPECTRUM ADVANTAGE SOFTWARE LICENSES & DOCUMENTATION (12 OR MORE TERMINALS) 700H SPECTRUM ADVANTAGE 2 DAYS ADDITIONAL TRAINING IF CUSTOMER SOURCES PC 701H SPECTRUM ADVANTAGE INTEGRATION CHARGE IF CUSTOMER SOURCES PC

RMS TO VISION ADVANTAGE MIGRATION ADDITIONS (RMS 1600/1700 SYSTEMS)
2835E      485 LINE CONVERTER
7000E      524 PROTOCOL CONVERTER
7001E      DBOX CONVERSION KIT
7002E      RS-485 CARD FRAME (0825)
7025E      RS-485 CARD CAGE (DB25) (OUTSIDE ENCLOSURE)
6720E      SYSTEM UPS TRIPPLITE BC 500 LAN

RMS VISION ADVANTAGE MIGRATION ADDITIONS (RMS 1800/1900/1200/1500 SYSTEMS)
2845E      LINE DRIVER CARD
7003E      SWITCH CARD
7022E      RS-485 CARD FRAME (D89)
7023E      RS-485 CARD CAGE (D89) (OUTSIDE ENCLOSURE)
7005E      LAN BLOCK KIT
6800E      RMS TERMINAL/PRINTER MIGRATION KIT
              PCV, POWER SUPPLY, PCV CABLE LAN BLOCK KIT, PCV CABLE TO LAN
6804E      RBS MIGRATION KIT
              SV LINEAR PS, PLAN NETWORK PCV, SURFACE MNT LAN KIT, CABLE

               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 29
                                      18-30


                                     EX 1-49

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM




PRODUCT
NUMBER                          ITEM DESCRIPTION


MISCELLANEOUS

68K HARDWARE OPTIONS

2810E      4 PORT SERIAL BOARD
2811E      8 PORT SERIAL BOARD
2804E      330MB INTERNAL HARD DRIVE (68K PRIMARY)
2805E      330MB INTERNAL HARD DRIVE (68K SECONDARY)
2834E      150MB EXTERNAL TAPE DRIVE
2835E      LINE DRIVER
2800E      8MB MEMORY BOARD
6150E      HIGH RESOLUTION TERMINAL CONVERSION KIT

68K SOFTWARE UPGRADES

     *POLLING, COMMUNICATION MANAGER & MULTI-AUTH MUST BE RE-ORDERED FOR USE WITH 5.0 ON 68K

3000E      1.5 X, 2.0 X OR 2.1.X TO 5.0 UPGRADE PACKAGE
              ADVANTAGE RELEASE 5.0 RUNTIME LICENSE
              TIME AND ATTENDANCE SOFTWARE
              UNIX RUNTIME LICENSE
              QUIK BACK BACKUP / RESTORE PROGRAM
              330MB HARD DRIVE
              150MB TAPE DRIVE
              ENHANCED DOCUMENTATION SET
              INSTALLATION AND 3 DAYS MANAGER / SERVER TRAINING
              SECURITY TAPE AND KEY

3020E      2.5.X TO 5.0 UPGRADE PACKAGE
              ADVANTAGE RELEASE 5.0 RUNTIME LICENSE
              TIME AND ATTENDANCE SOFTWARE
              UNIX RUNTIME LICENSE
              1 DAY MANAGER / SERVER TRAINING

3022E      COMMUNICATION MANAGER (MLINK) RE-ORDER UPGRADE TO 5.0 FOR 68K
              COMMUNICATION MANAGER (MLINK)

3021E      POLLING MANAGER SOFTWARE ONLY RE-ORDER UPGRADE TO 5.0 68K
              POLLING MANAGER
              COMMUNICATION MANAGER

6718E      MULTI-AUTH PROCESSOR OR MERCHANT NUMBER CHANGE
              MERCHANT FILE TAPE

















               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                     PAGE 30
                                      18-31

                                     EX 1-50

               AMERICAS DIRECT PRICE LIST RELEASE 10/11/95 4:16 PM





PRODUCT
NUMBER                          ITEM DESCRIPTION


68K SOFTWARE OPTIONS

6647E      COMMUNICATION MANAGER (M-LINK) FOR 88K (RELEASE 5.0 AND ABOVE)
              COMMUNICATION MANAGER AND MANUAL

2648E      COMMUNICATION MANAGER (MLINK) FOR 68K (RELEASE 3.0 AND BELOW)
              COMMUNICATION MANAGER AND MANUAL

6469E      POLLING MANAGER FOR 68K (1-9) (RELEASE 5.0 AND ABOVE)
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM
              COMMUNICATION MANAGER (MLINK)

6470E      POLLING MANAGER FOR 68K (10-49) (RELEASE 5.0 AND ABOVE)
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM
              COMMUNICATION MANAGER (MLINK)

2851E      POLLING MANAGER FOR 68K (1-9) (RELEASE 3.0 AND BELOW)
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM
              COMMUNICATION MANAGER (MLINK)

6472E      POLLING MANAGER FOR 68K (10-49) (RELEASE 3.0 AND BELOW)
              POLLING MANAGER
              2400 BAUD VENTEL EXTERNAL MODEM
              COMMUNICATION MANAGER (MLINK)

6751E      MULTI-AUTH FOR 68K
              2400 BAUD MODEM
              MULTI-AUTH SOFTWARE
              MULTI-AUTH MANUAL AND REFERENCE GUIDES

2018E      FULL UNIX FOR (68K)
4216E      ADD ON OPTION SECURITY TAPE (68K 5.0)
4015E      ADD ON OPTION SECURITY TAPE (68K 3.0)
3742E      ADD ON OPTION SECURITY TAPE (68K 2.5 OR BELOW)
6719E      NSE RUNTIME LICENSE FOR 68K
2918E      68K UNIX DEVELOPMENT KIT (FOR KERNEL MODIFICATION)

RMS OPTIONS

9913E      RMS ESP II CONTROL GROUP
              RADIO BASE STATION, ANTENNA AND POWER CORD
              BATTERY CHARGER AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              TELCO CABLE (PCV TO LAN BLOCK)
              RMS RLANPGM SOFTWARE
              ESP REFERENCE GUIDES (50)

2913E      RMS RBS II CONTROL GROUP
              RADIO BASE STATION, ANTENNA AND POWER CORD
              LAN BLOCK KIT AND TELCO CABLE
              RMS PLAN.PGM SOFTWARE





               REMANCO INTERNATIONAL, INC. o COMPANY CONFIDENTIAL

                                    PAGE 31
                                     18-32


                                     EX 1-51

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROCESSOR 1150                             00100217
  2        CPU, PCB 1150                                    00100089
  2        BD, 517                                          08020000000
  2        BD, MEMORY 128K                                  08507000007
  2        BD, MEMORY 256K                                  08507000001
  2        BD, MEMORY 512K                                  08507000002
  2        BD, 86/12A                                       90100100723
  3        FINAL ASY * PS 1150                              90100100325
  3        PCB ASY * FAN PS 1150                            90100100338
  3        DRIVE, DISK 0 QUME                               90100100561
  3        DRIVE, DISK 1 QUME                               90100100562
  3        BD, UCOMMS                                       90100100861
  3        1150 BACKPLANE WITH/CC                           90100101421
  3        1150 BACKPLANE WITHOUT/CC                        90100100410
  3        BD, 1150 TRANSITION                              00100219
  3        CAGE, CD W/BP 1150                               90100101422

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        FINL ASY* 2510 HARD DISK UNIT                    90100101133
  2        DISK, FIXED IMI                                  08060000003
  2        BD, HD CONT WBD 13/14                            8880338
  2        BD, TIMER 2510                                   90100100940
  2        PS, 5V HD IMI                                    90100101020
  2        PS, 12V HD IMI                                   90100101021

(rev 3 01/18/91)





                                      18-33

                                     EX 1-52

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROCESSOR 1160 BASIC                       90100101273
  1        UNIT, PROCESSOR 1160 W/OPTNS                     90100101275
  2        BD, HOST ADAPTER                                 08020000001
  2        BD, MD CONTI 02A-05A                             08020000002
  2        DISK, FXD HD SEGATE                              08505000008
  2        DRIVE, DISK 51/4" PANASONIC                       08505000010
  2        HD, MEMORY 512K                                  08507000002
  2        BD, MEMORY 1 MEG (CHRISLIN)                      08570000005
  2        CAGE, CD W/O BP 11660                            90100101015
  2        BD, BACKPLANE 1160/1170                          90100101042
  2        BD, PWR, 1160                                    90100101329
  2        BD, PS CONTROLLER                                90100101331
  2        PS, ASSY 1160                                    90100101334
  2        BD, CPU 15/17/18/1900                            90100101499
  3        BD, UCOMMS                                       90100100661
  3        CAGE, CD W/BP 1170                               90100101294

(rev 3 02/18/91)













                                      18-34

                                     EX 1-53

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROCESSOR 1170                             90100101645
  2        BD, HOST ADAPTER                                 08020000001
  2        BD, HD CONT 02A-05A                              08020000002
  2        DISK, FXD HD SEGATE                              08505000008
  2        DRIVE, DISK 51/4PANASONIC                        08505000010
  2        BD, MEMORY 512K                                  08507000002
  2        BD, MEMORY 1 MEG (CHRISLIN                       08507000005
  2        CAGE, CD W/O BP 1160                             90100101015
  2        BD,  BACKPLANE 1160/1170                         90100101042
  2        BD, PIC, LAN                                     90100101505
  2        BD, CPU 15/17/18/1900                            90100101499
 3         BD, UCOMMS                                       90100100861
  3        BD, DISK CONTROLLER - 1160                       90100101148
  3        PS, ASY 110V 1170 15/18/1900                     90100101559
  3        PCB ASY, RLAN                                    90100102546

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        FINAL ASY * 1455 TERMINAL                        0880288


(rev 3 02/18/91)















                                      18-35

                                     EX 1-54

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, 1900 PROCESSOR                             90100102966

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, DISTR-BAT B/U 1260                         00100220
           BD, PWR CONTROL 1260                             00100221
           BD, SWITCH 1260                                  00100223
           ASSY, PWR TRAY 1260-NO BATTERY                   90100100336
           ASSY, PWR TRAY 1261                              90100101047

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CHARTER, ESP BAT 1270V                     8882003
           UNIT, CHARGER, ESP BAT 1270                      90100102690

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CONSOLE 1330                               00100225
           SSI, CRT CONTROL 1330                            00100226
           RT ASST, TUBE W/BD 1330                          08001080001




















                                      18-36

                                     EX 1-55

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  2        BD, CRT SURGE 1330                               90100100025
  2        PS, CRT 1330                                     90100100323
  3        UNIT, KEY BD 1330                                90100100892


TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, RADIO BASE 1370V                           8882094
           UNIT, RADIO BASE 1370                            90100102632
           BD, LAN REMOTE 1370V                             8882045
           BD, DIGITAL 1370V                                8882052
           BD, REGULATOR 1370V                              8882060
           BD, XCVR 1370V                                   8882078
           BD, RLAN CONTROLLER VALIDEC                      8882086
           BD, REGULATOR 1370                               90100102332
           BD, LAN REMOTE 1370                              90100102610
           BD, XCVR 1370                                    90100102612
           BD, DIGITAL 1370                                 90100102614
           FNL ASSY* RBS ANTENNA                            90100102680
           UNIT, FIELD STRENGTH METER, ESP                  90101202781

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, STANDALONE 1435                            90100100128
           BD, CONTROLLER 1435                              90100100136
           BD, PS 1435                                      90100100303










                                      18-37

                                     EX 1-56

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERMINAL 1440                              90100100368
           BD, DISPLAY 2010                                 00100183
           BD, POWER SUPPLY                                 00100231
           BD, TRANSITION 1440/2010                         00100232
           BD, CONTROLLER 1440                              90100100137

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, DISPLAY PED MT 1445                        90100101071
           UNIT, DISPLAY WALL MT 1445                       90100101076
           BD, CONTROLLER 1445                              90100100967
           BD, DISPLAY 1445                                 90100100969
           BD, MOTHER 1445                                  90100100971
           ASY* POST, FAB                                   90100100963

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT*, SATELLITE DISPLY 1449                     90100102367
           UNIT, DISPLAY PED MT 1449                        90100102379
           UNIT, DISPLAY WALL MT 1449                       90100102380
           BD, DISPLAY 1449                                 90100102361
           DISPLAY CONTROL 1449                             90100102363
           ASSY, DISPLAY 1449                               90100102365















                                      18-38

                                     EX 1-57

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERMINAL 1450                              90100101218
  2        BD, CONTROLLER 1450                              90100100957

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERMINAL 1460                              90100101484
  2        BD, CONTROLLER 1460                              90100101534
  2        BD, COMMS I/O 1460/1460A                         90100101537

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERMINAL 1460A                             90100102495
  2        BD, COMMS I/O 1460/1460A                         90100101537
  2        BD, BROADCAST 1460A                              90100102143
  2        BD, CONTROLLER 1460A                             90100102392

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, BAR INTERFACE 1461                         90100102097

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, HHT VALIDEC 1470V                          8882029
  1        UNIT, ESP REMANCO 1470 (2387A)                   90100102979
















                                      18-39

                                     EX 1-58

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1530                               00100233
  2        BD, PAPER OUT 1530                               00100143
  2        MECH, PRINTER EPSON 1530                         08040000001
  2        BD, DRIVER 1530/1532                             90100100083

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER, SLIP 1532                         90100102073
  2        MECH, PRINTER EPSON 1532                         08040000285
  2        BD, DRIVER 1530/1532                             90100100083
  2        BD, INTERFACE 1532                               90100102056

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, DRIVER 1540                                8880296
  2        BD CONTROLLER 1540                               90100101334
  2        BD, TRANSITION 1540                              90100101357
  3        MECH, PRINTER 1540/1540A                         08050000000
  3        BD, SWITCH 1540                                  90100101539
  3        SENSOR, PAPER 1540                               90100101732

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1540A                              90100101630
  2        BD, CONTROLLER 1540A                             8880304
           BD, TRANSITION 1540A                             90100101557
  3        MECH, PRINTER 1540/1540A                         08050000000









                                      18-40

                                     EX 1-59

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  3        BD, SWITCH 1540                                  90100101639
  3        SENSOR, PAPER 1540                               90100101732

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1541                               90100102407
  2        MECH, PRINTER 1541                               08040000287
  2        PS, 1541                                         08070000014
  2        BD, INDICATOR/SW 1541                            90100102412
  2        BD, CONTROLLER 1541                              90100102477

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, 1542 SLIP PRINTER, 115VA                   08040000083
  1        UNIT, PRINTER SLIP 7211                          90100101523
  3        P.S. PCB 110V                                    08040000280
  3        P.S. PCB 220V                                    08040000281
  3        I/O PCB SERIES 500                               08040000282

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER SLIP 1542, 110V                    08040000288
           UNIT, 1545 SLIP PRNTR, S600, 220V                08040000289

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRESET 1710                                90100100087
           BD, TRANSITION 1710                              90100100040










                                      18-41

                                     EX 1-60

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  2        ASST, MEMB SW 1710                               9010011370

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRESET 1720                                8880601
  1        BD, ASST 1720/1720A                              90100101536

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRESET 1720A                               90100101493
           BD, ASSY 1720/1720A                              90100101536

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CASH DRAWER 1830                           00100235
           BD, DRIVER 1830                                  00100236

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CASH DRAWER 1840                           90100101518
           BD, DRIVER 1840                                  90100101507

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, 2010 REMOTE ACCUMULATOR                    90100100777
           BD, DISPLAY 2010                                 00100183
           BD, POWER SUPPLY                                 00100231
           BD, TRANSITION 1440/2010                         00100232
           BD, RADATAR                                      900100100875


v 2 12/03/901






                                      18-42

                                     EX 1-61

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, DC EXTENDER 2110                           90100100402

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, AC EXTENDER 2110, 110V                     90100101097
  1        UNIT, AC EXTENDER 2120, 220V                     90100101098
  3        PCB& 2120 CABLE EXTENDER                         90100100942

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER DX2100                             8880411
  3        PRINTERHEAD* FUJITSU DX2100/2300                 8880437

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER DX2300                             08040000286
  3        PRINTHEAD* JUJITSU DX2100/2300                   8880437

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, FILTER BOX                                 90100101265

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON FX100                        08040000127

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        CRT W/KEYBD KT70 110V                            08001000002
           UNIT, MONITOR KT7 KIMTRON                        8880239
           UNIT, MONITOR KT70 KIMTRON                       8880247

(rev 2 12/03/90)






                                      18-43

                                     EX 1-62

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, KEYBOARD KIMTRON                           08040000230

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, MODEM, GANDALE 24A DIALUP                  8880197
  1        UNIT, MODEM, LDSI                                8880205

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON MX80                         08040000005

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON RX80                         08040000069
  2        BD, SER INTERFACE                                08040000019

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PS SAFT UPS 110V                           080700000007
  1        UNIT PS ELGAR UPS                                8880270

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERM 220 AEST VIS                          90100103115
  1        ASSY, CD RDR TRK 2 VIS TERM                      90100103081
  2        BD, CONTROLLER AEST VIS                          90100103104
  2        BASE, TERM                                       90501002934

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERM 240 FST VIS                           90100103099

(REV 2 12/03/90)





                                      18-44

                                     EX 1-63

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        BD, CONTROLLER EST VIS                           90100103027
           BD, TERM VIDEO EST VIS                           90100103032
           ASST, INVERTER VIS TERM 240/260                  90100103077
           ASST, KEY READER VIS TERM                        90100103080
           ASST, CD RDR TRK 2 VIS TERM                      90100103081
           ASST, CD RDR TRK 1&2 240/260                     90100103106
           BASE, TERM                                       90501002954

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERM 260 TST VIS                           90100103082
           BD, CONTROLLER FST VIS                           90100103027
           BD, TERM VIDEO FST VIS                           90100103032
           ASST, INVERTER VIS TERM 240/260                  90100103077
           ASST, KEY READER VIS TERM                        90100103080
           ASST, CD RDR TRK 2 VIS TERM                      90100103081
           ASST, CD RDR TRK 1&2 240/260                     90100103106
           SCREEN, TOUCH VIS TERM 260 TST                   90301003015
           BASE, TERM                                       90501002954

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, SAT DISPLAY VIS 320                        90100103035
           BD, CONTROLLER SAT DISPLAY VIS                   90100103067

(REV 2 12/03/90)







                                      18-45

                                     EX 1-64

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, SAT DISPLAY DBL VIS 322                    90100103189
           BD, CONTROLLER SAT DISPLAY VIS                   90100103203

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CASH DRAWER MMF VIS 330                    08008000008

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PROCESSOR 4000 VIS 140                     90101303071
           DRIVE, FLOPPY 3.5 4000 VIS                       08505000012
           BD, 4MB EXPAN RAM 4000 VIS                       08505000015
           DRIVE, HD 104MB 3.5"                             08505000017
           BD, 4 PORT SERIAL                                08507000007
           PS, PROCESSOR 4000 VIS                           8883555
           DRIVE, DISK 51/44000 VIS                         8883571
           BD, CPU 25MHZ VIS                                90101303130

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRINTER MEMODYNE VIS 420                   08040000303

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRINTER SLIP 290 VIS 421                   08040000302

(REV 2 12/03/90)








                                      18-46

                                     EX 1-65

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER IMPACT 267 VIS 422                 08040000304

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER AUTOCUTTER VIS 423                 08040000305

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER SHARP LAZ VIS 424                  08040000307

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER STAR IMPACT VIS 425                08040000308

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, LINE DRIVER 485 VIS                        90100103283
  2        BD, LINE DRIVER 485 VIS                          90100103246

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TAPE STREAM, ARCH VP2150ES                 08303000003
  1        UNIT, PROCESSOR 5000 32MHZ                       90100103453
  1        UNIT, PROCESSOR 5000 25MHZ                       90101303168
  2        DRIVE, TAPE 150MB MOTOROLA                       08503000002
  2        DRIVE, HD 170MEG 3.5"                            08505000018
  2        BD, 4 PORT SERIAL                                08507000007
  2        BD, CPU 25MHZ VIS                                90101303130
  2        BD, CPU 32MHZ VIS                                90101303454


(REV 2 12/03/90)



                                      18-47

                                     EX 1-66

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROTOCOL CONV UNIX VIS 520                 90100102901
  2        BD, PROTOCOL CONV UNIX VIS                       90100102892

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROTOCOL CONV 1460 VIS 521                 90100102912
  2        BD, PROTOCOL CONV 1460 VIS                       90100102911

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROTOCOL CONV R-LAN VIS 522                90100102894
  2        UNIT, PROTOCOL CONV R-LAN VIS                    90100102891

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, WYSE 60 W/KYBD 110V V530                   08001000303
  1        UNIT, WYSE 60 W/KYBD 220V V530                   08001000304
  2        CRT* WYSE 60 (W/OUT KEYBOARD)                    8884744
  2        KEYBOARD* WYSE 60 (530)                          8884769

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON 1050 VIS 542                 08040000301

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PS UPS 425A VIS                            08070000020
  1        UNIT, PS UPS 800 VIS                             08070000041

(REV 2 12/03/91)






                                      18-48


                                     EX 1-67

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, MODEM GANDOLF VIS                          7610145

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, MODEM VENTAL 2400-33 V561                  08020000012


(REV 2 12/03/90)





































                                      18-49


                                     EX 1-68

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROCESSOR 1150                             00100217
  2        CPU, PCB 1150                                    00100089
  2        BD, 517                                          08020000000
  2        BD, MEMORY 128K                                  08507000000
  2        BD, MEMORY 256K                                  08507000001
  2        BD, MEMORY 512K                                  08507000002
  2        BD, 86/12A                                       90100100723
  3        FINAL ASY * PS 1150                              90100100325
  3        PCB ASY * FAN PS 1150                            90100100338
  3        DRIVE, DISK 0 QUME                               90100100561
  3        DRIVE, DISK 1 QUME                               90100100562
  3        BD, UCOMMS                                       90100100861
  3        1150 BACKPLANE WITH /CC                          90100101421
  3        1150 BACKPLANE WITHOUT/CC                        90100100410
  3        BD, 1150 TRANSITION                              00100219
  3        CAGE, CD W/BP 1150                               90100101422

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        FNL ASY*2510 HARD DISK UNIT                      90100101133
  2        DISK, FIXED IMI                                  08060000003
  2        BD, HD CONT WDB 13/14                            8880338
  2        BD, TIMER 2510                                   90100100940
  2        PS, 5V HD IMI                                    90100101020
  2        PS, 12V HD IMI                                   90100101021


(REV 3 02/18/91)




                                      18-50

                                     EX 1-69

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROCESSOR 1180 BASIC                       90100101273
  1        UNIT, PROCESSOR 1160 W/OPTNS                     90100101275
  2        BD, HOST ADAPTER                                 08020000001
  2        BD, HD CONT 02A-05A                              08020000002
  2        DISK, FIXED HD SEAGATE                           08505000008
  2        DRIVE, DISK 51/4PANASONIC                        08505000010
  2        BD, MEMORY 512K                                  08507000002
  2        BD, MEMORY 1 MEG (CHRISLIN)                      08507000005
  2        CAGE, CD W/O BP 1160                             90100101015
  2        BD, BACKPLANE 1160/1170                          90100101042
  2        BD, PWR, 1160                                    90100101329
  2        BD, PS CONTROLLER                                90100101331
  2        PS, ASSY 1160                                    90100101334
  2        BD, CPY 15/17/18/1900                            90100101499
  3        BD, UCOMMS                                       90100100861
  3        CAGE, CD W/BP 1170                               90100101294


(REV 3 02/18/91)













                                      18-51

                                     EX 1-70

  TYP      DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROCESSOR 1170                             90100101645
  2        BD, HOST ADAPTER                                 08020000001
  2        BD, HD CONT 02A-05A                              08020000002
  2        DISK, FXD HD SEAGATE                             08505000008
  2        DRIVE, DISK 51/4PANASONIC                        08505000010
  2        BD, MEMORY 512K                                  08507000002
  2        BD, MEMORY 1 MEG (CHRISLIN)                      08507000005
  2        CAGE, CD W/O BP 1160                             90100101015
  2        BD, BACKPLANE 1160/1170                          90100101042
  2        BD, PIC LAN                                      90100101505
  2        BD, CPU 15/17/18/1900                            90100101499
  3        BD, UCOMMS                                       90100100861
  3        BD, DISK CONTROLLER - 1160                       90100101148
  3        PS, ASY 110V 1170 15/18/1900                     90100101659
  3        PCB ASY, RLAN                                    90100102546

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        FINAL ASY * 1465 TERMINAL                        8880288

(REV 3 02/18/91)












                                      18-52

                                     EX 1-71

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, 1900 PROCESSOR                             90100102966

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, DISTR-BAT B/U 1260                         00100220
           BD, PWR CONTROL 1260                             00100221
           BD, SWITCH 1260                                  00100223
           ASSY, PWR TRAY 1260-NO BATTERY!                  90100100336
           ASSY, PWR TRAY 1261                              90100101047

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CHARGER, ESP BAT 1270V                     8882003
           UNIT, CHARGER, ESP BAT 1270                      90100102690

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CONSOLE 1330                               00100225
           ASSY, CRT CONTROL 1330                           00100226
           CRT ASSY, TUBE W/BD 1330                         08001080001














                                      18-53

                                     EX 1-72

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  2        BD, CRT SURGE 1330                               90100100026
  2        PS, CRT 1330                                     90100100323
  3        UNIT, KEY BD 1330                                90100100892

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, RADIO BASE 1370V                           8882094
  1        UNIT, RADIO BASE 1370                            90100102632
  1        BD, LAN REMOTE 1370 V                            88882045
           BD, DIGITAL 1370V                                8882052
           BD, REGULATOR 1370V                              8882060
           BD, XCVR 1370V                                   8882078
           BD, RLAN CONTROLLER, VALIDEC                     8882086
           BD, REGULATOR 1370                               90100102552
           BD, LAN REMOTE 1370                              90100102610
           BD, XCVR 1370                                    90100102612
           BD, DIGITAL 1370                                 90100102614
           FNL ASY* RBS ANTENNA                             90100102680
           UNIT, FIELD STRENGTH METER, ESP                  90101202781

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, STANDALONE 1435                            90100100128
           BD, CONTROLLER 1435                              90100100156
           BD, PS 1435                                      90100100303









                                      18-54

                                     EX 1-73

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           BD, TRANSITION 1435                              90100100355

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERMINAL 1440                              90100100368
           BD, DISPLAY 2010                                 00100183
           BD, POWER SUPPLY                                 00100231
           BD, TRANSITION 1440/2010                         00100232
           BD, CONTROLLER 1440                              90100100137

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, DISPLAY PED MT 1445                        90100101071
           UNIT, DISPLAY WALL MT 1445                       90100101076
           BD, CONTROLLER 1445                              90100100967
           BD, DISPLAY 1445                                 90100100969
           BD, MOTHER 1445                                  90100100971
           ASY* POST, FAB                                   90100100963

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT* SATELLITE DISPLAY 1449                     90100102367
           UNIT, DISPLAY PED MT 1449                        90100102379
           UNIT, DISPLAY WALL MT 1449                       90100102380
           BD, DISPLAY 1449                                 90100102361
           DISPLAY CONTROL 1449                             90100102363
           ASSY, DISPLAY 1449                               90100102366







                                      18-55

                                     EX 1-74

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERMINAL 1450                              90100101218
  2        BD, CONTROLLER 1450                              90100100957

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERMINAL 1460                              90100101484
  2        BD, CONTROLLER 1460                              90100101534
  2        BD, COMMS I/O 1460/1460A                         90100101537

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERMINAL 1460A                             90100102495
  2        BD, COMMS I/O 1460/1460A                         90100101537
  2        BD, BROADCAST 1460A                              90100102143
  2        BD, CONTROLLER 1460A                             90100102392

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, BAR INTERFACE 1461                         90100102097

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, HHT VALIDEC 1470V                          8882029
  1        UNIT, ESP REMANCO 1470 [2587A]                   90100102979











                                      18-56

                                     EX 1-75

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1530                               00100233
  2        BD, PAPER OUT 1530                               00100143
  2        MECH, PRINTER EPSON 1530                         08040000001
  2        BD, DRIVER 1530/1532                             90100100083

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER SLIP 1532                          90100102073
  2        MECH, PRINTER EPSON 1532                         08040000285
  2        BD, DRIVER 1530/1532                             90100100083
  2        BD, INTERFACE 1532                               90100102056

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1540                               8880296
  2        BD, CONTROLLER 1540                              90100101554
  2        BD, TRANSITION 1540                              90100101557
  3        MECH, PRINTER 1540/1540A                         08050000000
  3        BD, SWITCH 1540                                  90100101639
  3        SENSOR, PAPER 1540                               90100101732

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1540A                              90100101630
  2        BD, CONTROLLER 1540A                             8880304
  2        BD, TRANSITION 1540                              90100101557
  3        MECH, PRINTER 1540/1540A                         08050000000







                                      18-57
                                     EX 1-76

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  3        BD, SWITCH 1540                                  90100101639
  3        SENSOR, PAPER 1540                               90100101732

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER 1541                               90100102407
  2        MECH, PRINTER 1541                               08040000287
  2        PS, 1541                                         00070000014
  2        BD, INDICATOR / SW 1541                          90100102412
  2        BD, CONTROLLER 1541                              90100102477

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, 1542 SLIP PRINTER, 115VA                   08040000085
  1        UNIT, PRINTER SLIP 7211                          90100101523
  3        P.S. PCB 110V                                    08040000280
  3        P.S. PCB 220V                                    08040000281
  3        I/O PCB SERIES 500                               08040000282

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRINTER SLIP 1545,110V                     08040000288
  3        UNIT, 1545 SLIP PRNTR, S600, 220V                08040000289

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRESET 1710                                90100100087
           BD, TRANSITION 1710                              90100100040







                                      18-58

                                     EX 1-77

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  2        ASSY, MEMB SW 1710                               90100101370

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRESET 1720                                8880601
  2        BD, ASSY 1720/1720A                              90100101536

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRESET 1720A                               90100101493
           BD, ASSY 1720/1720A                              90100101536

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CASH DRAWER 1830                           00100235
           BD, DRIVER 1830                                  00100236

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, 2010 REMOTE ACCUMULATOR                    90100100777
           BD, DISPLAY 2010                                 00100183
           BD, POWER SUPPLY                                 00100231
           BD, TRANSITION 1440/2010                         00100232
           BD, RADATAR                                      90100100875

(REV 2 12/03/91)









                                      18-59

                                     EX 1-78

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, DC EXTENDER 2110                           90100100402

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, AC EXTENDER 2120, 110V                     90100101097
  1        UNIT, AC EXTENDER 2120, 220V                     90100101098
  3        PCB* 2120 CABLE EXTENDER                         90100100942

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER DX2100                             8880411
  3        PRINTHEAD* FUJITSU DX2100/2300                   8880437

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER DX2300                             08040000286
  3        PRINTHEAD* FUJITSU DX2100/2300                   8880437

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, FILTER BOX                                 90100101265

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON FX100                        08040000127

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           CRT W/KYBD KT 70 110V                            08001000002
           UNIT, MONITOR KT7 KIMTRON                        8880239
           UNIT, MONITOR KT70 KIMTRON                       8880247

(REV 2 12/03/91)



                                      18-60

                                     EX 1-79

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  2        UNIT, KEYBOARD KIMTRON                           08040000230

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, MODEM GANDALF 24A DIALUP                   8880197
  1        UNIT, MODEM LDS1                                 8880205

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON MX80                         08040000005

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON RX80                         08040000069
  3        BD, SER INTERFACE                                08040000019

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PS SAFT UPS 110V                           08070000007
  1        UNIT, PS ELGAR UPS                               88880270

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TERM 220 AEST VIS                          90100103115
  2        ASSY, CD RDR TRK 2 VIS TERM                      90100103081
  2        BD, CONTROLLER AEST VIS                          90100103104
  2        BASE, TERM                                       90501002954

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERM 240 FST VIS                           90100103099


(REV 2 12/03/90)



                                      18-61

                                     EX 1-80

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  2        BD, CONTROLLER FST VIS                           90100103027
           BD, TERM VIDEO FST VIS                           90100103032
           ASSY, INVERTER VIS TERM 240/260                  90100103077
           ASSY, KEY READER VIS TERM                        90100103080
           ASSY, CD RDR TRK 2 VIS TERM                      90100103081
           ASSY, CD RDR TRK 1&2 240/260                     90100103106
           BASE, TERM                                       90501002954

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, TERM 260 TST VIS                           90100103082
           BD, CONTROLLER FST VIS                           90100103027
           BD, TERM VIDEO FST VIS                           90100103032
           ASSY, INVERTER VIS TERM 240/260                  90100103077
           ASSY, KEY READER VIS TERM                        90100103080
           ASSY, CD RDR TRK 2 VIS TERM                      90100103081
           ASSY, CD RDR TRK 1&2 240/260                     90100103106
           SCREEN, TOUCH VIS TERM 260 TST                   90301003015
           BASE, TERM                                       90501002954

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, SAT DISPLAY VIS 320                        90100103035
           BD, CONTROLLER SAT DISPLAY VIS                   90100103067


(REV 2 12/03/90)






                                      18-62

                                     EX 1-81

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, SAT DISPLAY DBL VIS 322                    90100103189
  2        BD, CONTROLLER SAT DISPLAY VIS                   90100103203

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, CASH DRAWER MMF VIS 330                    08008000008

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PROCESSOR 4000 VIS 140                     90101303071
           DRIVE, FLOPPY 3.5 4000 VIS                       08505000012
           BD, 4MB EXPAN RAM 4000 VIS                       08505000015
           DRIVE, HD 104MB 3.5"                             08505000017
           DRIVE, HD 170MEG 3.5"                            08505000018
           BD, 4 PORT SERIAL                                08507000007
           PS, PROCESSOR 4000 VIS                           8883555
           DRIVE, DISK 51/44000 VIS                         8883571
           BD, CPU 25MHZ VIS                                90101303130

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRINTER, MEMODYNE VIS 420                  08040000303

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, PRINTER, SLIP 290 VIS 421                  08040000302


(REV 2 12/03/90)






                                      18-63

                                     EX 1-82

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER IMPACT 267 VIS 422                 08040000304

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER AUTOCUTTER VIS 423                 08040000305

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER SHARP LAZ VIS 424                  00040000307

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER STAR IMPACT VIS 425                08040000308

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, LINE DRIVER 485 VIS                        90100103283
  2        BD, LINE DRIVER 485 VIS                          90100103246

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, TAPE STREAM, ARCH VP2150ES                 08503000003
  1        UNIT, PROCESSOR 5000 32MHZ                       90100103453
  1        UNIT, PROCESSOR 5000 25MHZ                       90101303168
  2        DRIVE, TAPE 150MB MOTOROLA                       08503000002
  2        DRIVE, HD 170MEG 3.5"                            08505000018
  2        BD, 4 PORT SERIAL                                08507000007
  2        BD, CPU 25MHZ VIS                                90101303130
  2        BD, CPU 32MHZ VIS                                90101303454


(REV 2 12/03/90)




                                      18-64

                                     EX 1-83

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROTOCOL CONV UNIX VIS 520                 90100102901
  2        BD, PROTOCOL CONV UNIX VIS                       90100102892

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROTOCOL CONV 1460 VIS 521                 90100102912
  2        BD, PROTOCOL CONV 1460 VIS                       90100102911

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PROTOCOL CONV RLAND VIS 522                90100102894
  2        BD, PROTOCOL CONV R-LAN VIS                      90100102891

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, WYSE 60 W/KYBD 110V V530                   08001000303
  1        UNIT, WYSE 60 W/KYBD 220V V530                   08001000304
  2        CRT* WYSE 60(W/OUT KEYBOARD)                     8884744
  2        KEYBOARD* WYSE 60 (530)                          8884769

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PRINTER EPSON 1050 VIS 542                 08040000301

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
  1        UNIT, PS UPS 425A VIS                            08070000020
  1        UNIT, PS UPS 800 VIS                             08070000041


(REV 2 12/03/90)





                                      18-65

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, MODEM GANDALF VIS                          7610145

TYP        DESCRIPTION                                      PART NUMBER
===        ===========================================      ==============
           UNIT, MODEM VENTEL 2400-33 V561                  08020000012



(REV 2 12/03/90)

                                      18-66

                                     EX 1-85

                                           LICENSOR SOFTWARE PROGRAMS

OS1500.SYS        OLD OPERATING SYSTEM
OS1510.SYS        NEW PROTOCOL OPERATING SYSTEM
OS1700.SYS        1700 OPERATING SYSTEM
OS1600.SYS        1600 OPERATING SYSTEM
OS1800.SYS        NEW PROTOCOL OPERATING SYSTEM FOR OS 6
SYSLIB.SYS        SYSTEM LIBRARY ROUTINES
US.SYS            USER SHELL FOR ALL OPERATING SYSTEM
CPMRUN.PGM        MANAGEMENT BACK OFFICE USER INTERFACE WITH CP/M
HDSTAT.PGM        HARD DISK STATISTICS PROGRAM
HDFORM.PGM        USED TO FORMAT THE HARD DISK
BURNIN.PGM        DIAGNOSTIC PROGRAM FOR INFORMATION ON SYSTEM CONFIG
UTILIT.PGM        UTILITY PROGRAM FOR SYSTEM MAINTENANCE
NODE.PGM          DIAGNOSTIC PROGRAM FOR INFORMATION ON SYSTEM NODES.
INIT01.USR        USERS OF THE OPERATING SYSTEM
INIT02.USR        USERS BY THE OPERATING SYSTEM
HDSTAT.USR        USED BY THE HARD DISK STATISTICS PROGRAM
INSTAL.USR        USEF FOR THE INSTALLATION OF MANAGEMENT BACK OFFICE
SEGFRM.USR        USED FOR FORMATTING THE HARD DISK
HELP.USR          HELP INFORMATION FOR THE USER INTERFACE WITH THE O.S.
NODE.USR          USED BY THE NODE PROGRAM
RESMAN.PGM        FRONT OF THE HOUSE POINT OF SALE PROGRAM
RS.PGM            RESMAN SHELL FOR MANAGERS COMMANDS
CONFIG.PGM        RESTAURANT MGT. CONFIGURATION FILE MAINTENANCE
BASIC.PGM         BASIC PROGRAM, EXECUTE ONLY, INTERPRETER PROGRAM
REBOOT.USR        SYSTEM REBOOT INDICATION
MBO.USR           CP/M INITIALIZATION FILE
ENDFNC.USR        RESTORES CP/M CONTROL AFTER RMS FUNCTION
15BOOT.USR        BATCH FILE USED IN CREATING THE RMS 1500 REBOOT DISK
1510BT.USR        BATCH FILE USED IN CREATING THE NEW PROTOCOL BOOT DISK
17BOOT.USR        BATCH FILED USED IN CREATING THE RMS 1700 REBOOT DISK
BNIT01.USR        CRT1 INITIALIZATION FILE FOR REBOOT DISKETTE
BNIT02.USR        CRT2 INITIALIZATION FILE FOR REBOOT DISKETTE
BHELP.USR         USER INTERFACE HELP INFORMATION WITH MBO SYSTEM
PGMSTA.USR        USED TO INVOKE THE STATUS COMMAND
REBOOT.USR        SYSTEM REBOOT INDICATION
NOMBO.USR         USED TO RUN CP/M WITHOUT THE MGT BACK OFFICE SHELL
NOMBO192.USR
HDSHIP.PGM        POSITIONS DISK FOR HARD DISK SHIPPING
PIP.CMD           FILE COPY UTILITY PROGRAM
STAT.CMD          DIRECTORY UTILITY STATUS FOR FILES/PROGRAMS
TORMS.CMD         FILE COPY FROM CP/M TO RMS FORMAT
FROMRMS.CMD       FILE COPY FROM ROM TO CP/M FORMAT
COPYDISK.CMD      CP/M86 FULL DISK COPY UTILITY
FORMAT.CMD        CP/M86 DISKETTE FORMAT UTILITY
SUBMIT.CMD        INSTALLATION UTILITY
BACKUP.CMD        DISK BACKUP AND RESTORE UTILITY
ED.CMD            CP/M86 EDITOR
RMSCOPY.CMD       CREATES THE CP/M86 OPERATING SYSTEM

                                      18-67

                                     EX 1-86

ENDCPM.CMD        EXIT CP/M86 OPERATING SYSTEM
HELP.CMD          HELP UTILITY
HELP.HLP          USED BY THE HELP COMMAND
PFK.KEY           USED BY THE PFK COMMAND
SAVEFILE.REN      SAVES MEN/PER/CON FILES TO THE NEW NAME
MENU.CMD          DISPLAYS*. MNU SELECTION FILE
REMSFORM.CMD      FORMATS/CREATES THE RESTAURANT MGT JOURNAL DISK
RMSISSUE.CMD      ISSUES RMS COMMANDS FROM CP/M
EODCTRN.CMD       CONFIGURATION FILE TRANSFER PROGRAM
EODPTRN.CMD       PERSONNEL FILE TRANSFER PROGRAM
EODMTRN.CMD       MENU FILE TRANSFER PROGRAM
CHKPROC.CMD       CHECK SUMMARY/DETAIL RECREATION PROCESSOR
EXCEPT.CMD        EXCEPTIONS PROCESSOR
PULSE.CMD         RESTAURANT SALES STATISTICS PROCESSOR
MANPULSE.CMD      OPTIONS SETUP/MAINTENANCE FOR PULSE REPORTING
RECAP.CMD         RECAP OF THE SERVER STATISTICS PROCESSOR
SERVST.CMD        SERVER STATISTICS PROCESSOR
TIPS.CMD          SERVER TIPS REPORTING PROCESSOR
TIPACCUM.CMD      SERVER TIPS ACCUMULATION PROGRAM
TIPMAINT.CMD      SERVER TIPS MAINTENANCE PROGRAM FOR TIPS REPORTING
RECON.CMD         SERVER ANALYSIS PROCESSOR
RECACCUM.CMD      SERVER ANALYSIS ACCUMULATOR PROGRAM
RECMAINT.CMD      SERVER ANALYSIS MAINTENANCE PROGRAM
MBO.CTL           MGT BACK OFFICE CONTROL FILE
MBO1.CTL          MGT BACK OFFICE BACKUP CONTROL FILE
EODACUM.CMD       END OF DAY ACCUMULATION PROGRAM
EODRMS.CMD        END OF DAY PROCESSOR
EODSETUP.CMD      EOD OF DAY MAINTENANCE / SETUP PROCESSOR
EODPRINT.CMD      END OF DAY PRINT ROUTINES
YESREPS.MNU       YESTERDAYS REPORTS MENU
CSHMAINT.MNU      CASH ITEM MAINTENANCE MENU
PREVIS.MNU        PREVIOUS REPORTING MENU
AUDIT.CMD         NIGHT AUDIT PROCESSOR
TIMECARD.CMD      TIMECARD PROCESSOR/MAINTENANCE
CRFORM.CMD        TIMECARD FORMAT FILE MAINTENANCE
SYSUTIL.CMD       TIMECARD SYSTEM UTILITIES
SCRESET.CMD       MANAGERS CONSOLE INITIALIZATION RESET
INSTALL.SUB       USED WHEN INSTALLING THE MANAGEMENT BACK OFFICE
RESETDSK.CMD      CP/M DISKETTE RESET UTILITY
RMSDIR.CMD        READS THE RMS DIRECTORY FROM CP/M
RMSISSUE.CMD      MEN/PER/CON CONFIGURATION CHANGE PROGRAM
MBO.CMD           CONTROL PROGRAM FOR THE MGT BACK OFFICE SYSTEM
MBOTREE.CMD       INFORMATION ON PROGRAMS USED IN THE MBO SYSTEM
MBOPASS.CMD       USER AND PASSWORD UPDATE PROCESSOR
EVENT.CMD         EVENT SCHEDULER FOR THE RESTAURANT MGT PROGRAM
MBOGEN.CMD        MGT BACK OFFICE GENERATION
MBOWAIT.CMD       MGT BACK OFFICE GENERAL WAIT ROUTINES
MBOLOG.CMD        MGT BACK OFFICE SYSTEM LOG DATE
MGRCON.USR        (US01) SELECTS RESTAURANT MGT OPERATIONAL MENU
PROMPT.CMD        DISKETTE UTILITIES PROMPT ROUTINES
BRESMAN.CMD       OPEN RESTAURANT MGT BACK OFFICE PROGRAM
ERESMAN.CMD       CLOSE RESTAURANT MGT BACK OFFICE PROGRAM
CONFIG.USR        SELECTS CONFIGURATION HELP SCREEN (US07)


                                      18-68

                                     EX 1-87

BASIC.USR         SELECTS BASIC HELP SCREEN (US06)
DATETIME.CMD      SYSTEM DATE AND TIME VALIDATION
DELETE.CMD        RMS/CP/M FILE DISKETTE UTILITY
RENAME.CMD        RMS/CP/M RENAME UTILITY
RMSRUN.CMD        RMS PROGRAM STARTER (ISSUES O.S. RUN)
COMPACT.CMD       RESTORES SPLIT JOURNAL FILES
ACTUTIL.MNU       CONFIGURATION CHANGES SELECTION SCREEN
CONSTUTIL.MNU     RMS/CE DIAGNOSTICS SELECTION SCREEN
ERESMAN.MNU       CLOSE RESTAURANT MANAGEMENT SELECTION SCREEN
MAINUTIL.MNU      OPERATIONAL UTILITIES SELECTION SCREEN
MBOUTIL.MNU       MGT BACK OFFICE UTILITIES SELECTION SCREEN
TIPMAINT.MNU      TIPS/RECON MAINTENACNE SELECTION SCREEN
RENFILE.REN       RENAMES MEN/PER/CON FILES
CUSTUTIL.USR      SELECTS SYSTEM DIAGNOSTICS MENU (US09)
CEXW01.BAS        BASIC CHAIN PRINTER PROCESSOR
CPACUM.BAS        BASIC CHAIN ACCUMULATOR PROCESSOR
CCASH.BAS         BASIC CHAIN CASH PROCESSOR
CEXCEPT.BAS       BASIC CHAIN EXCEPTIONS PROCESSOR
CTIPS.BAS         BASIC CHAIN TIPS PROCESSOR
CPREF.BAS         BASIC CHAIN PREFERENCE PROCESSOR
CCPROC.BAS        BASIC CHAIN PROCESSOR
CHAIN.BAS         BASIC CHAIN
BASIC.PGM         BASIC PROGRAM EXECUTE ONLY INTERPRETER PROGRAM
OPTION.BAS        BASIC OPTION FILE
CASH.BAS          BASIC CASH PROCESSOR
PROC13.BAS        BASIC PROCESSOR PRINT ROUTINE
CREATE.BAS        BASIC CREATE PROCESSOR
CHKSUM.BAS        BASIC CHECK SUMMARY/DETAIL PROCESSOR
TIPS.BAS          BASIC TIPS PROCESSOR
PREFER.BAS        BASIC PREFERENCE PROCESSOR
CPL116.BAS        BASIC PRINT ROUTINE
ACUM10.BAS        BASIC ACCUMULATE PROCESSOR
TRMF10.BAS
SERVST.BAS        BASIC SERVER STATISTICS PROCESSOR
PRSORT.BAS        BASIC PREFERENCE SORT PROCESSOR
EXL.108.BAS       BASIC PRINT ROUTINE PROCESSOR FOR RELEASE 8
HISTRY.BAS        BASIC SYSTEM DIAGNOSTICS PROCESSOR
LCOST.BAS         BASIC LABOR COST PROCESSOR
EXL15.BAS         BASIC EXCEPTIONS LIBRARY PROCESSOR
ACUM22.BAS        BASIC ACCUMULATION PROCESSOR
TRMF21.BAS
CPL173.BAS
ATTEND.BAS        BASIC TIMECARD RECORD PROCESSOR
CHNOPT.BAS        BASIC CHAIN OPTION PROCESSOR
PRC0B.BAS         BASIC NO PRINT CUSTOM PROCESSOR
PRFPPRO.BAS       BASIC NO PRINT PROCESSOR
PRFPRPT.BAS       BASIC NO PRINT
PRFACC.BAS        BASIC NO PRINT ACCUMULATE PROCESSOR
PROC25.BAS
HARDEX.BAS        BASIC HARD DISK SYSTEM DIAGNOSTICS PROCESSOR
CCNTRL.BAS        CASH GENERATOR CONTROL PROCESSOR
CINIT.BAS         CASH GENERATOR INITIALIZATION
CFORM.BAS         CASH GENERATOR CUSTOM PRINT PROCESSOR


                                      18-69

                                     EX 1-88

CPROC.BAS         CASH GENERATOR PROCESSOR
CUTIL.BAS         CASH GENERATOR UTILITIES
CPRINT.BAS        CASH GENERATOR PRINT PROCESSOR
CMERGE.BAS        CASH GENERATOR ACCUMULATION PROCESSOR
CCMENU.BAS        CASH GENERATOR MENU FILE COPY UTILITY
CCHANG.BAS        CASH GENNERATOR UTILITIES CHANGE
ICNTRL.BAS        ITEM GENERATOR CONTROL PROCESSOR
IINIT.BAS         ITEM GENERATOR INITIALIZATION
IFORM.BAS         ITEM GENRATOR CUSTOM PRINT PROCESSOR
IUTIL.BAS         ITEM GENERATOR UTILITIES
IPRINT.BAS        ITEM GENERATOR PRINT PROCESSOR
IMERGE.BAS        ITEM GENERATOR ACCUMULATION PROCESSOR
ICMENU.BAS        ITEM GENERATOR MENU FILE COPY UTILITY
ICHANG.BAS        ITEM GENERATOR UTILITIES CHANGE
LCNTRL.BAS        LABOR GENERATOR INITIALIZATION
LINIT.BAS         LABOR GENERATOR INITIALIZATON
LFORM.BAS         LABOR GENERATOR CUSTOM PRINT PROCESSOR
LPROC.BAS         LABOR GENERATOR PROCESSOR
LUTIL.BAS         LABOR GENERATOR UTILITIES
LPRINT.BAS        LABOR GENERATOR PRINT PROCESSOR
LDPRIN.BAS        LABOR GENERATOR DAILY PRINT PROCESSOR
LMERGE.BAS        LABOR GENERATOR ACUMULATION PROCESSOR
LCMENU.BAS        LABOR GENERATOR MENU FILE COPY UTILITY
LCHANG.BAS        LABOR GENERATOR UTILITIES CHANGE
HMSTSK.PGM        SUB TASK FOR HMS/RMS LINK
INRMSH.USR        HMS OPTION INSTALLATION UTILITY FILE
PMSTSK.PGM        LINKDRIVER FOR THE PMSI
INPMST.USR        PMS OPTION INSTALLATION UTILITY FILE
LNKDRV.PGM        LINKDRIVER FOR THE PMSI
AUDTSK.PGM        AUDITOR SUBTASK
INAUD.USR         AUDITOR OPTION INSTALLATION UTILITY FILE
TATTSK.PGM        RESTAURANT MGT TIME AND ATTENDANCE SUBTASK
INTIME.USR        TIME AND ATTENDANCE INSTALLATION UTILITY FILE
HHT.PGM           ALLOWS THE USER TO DEFINE EMPLOYEES TO ESP'S
RLAN.USR          SUB TASK PROGRAM USED BY THE INTERNAL RLAND CARD
HHTRBS.USR        SUB TASK FILE CREATED BY THE HHT PROGRAM
INRLAN.USR        ESP OPTION INSTALLATION UTILITY FILE
RLAN.PGM          COMMUNICATION PROGRAM WITH THE OPERATING SYSTEM
MBOLOCK.CMD       MSR UTILITIES USED TO UNLOCK/LOCK MASTER FUNCTIONS
LNKTST.PGM        DIAGNOSTICS FOR COMMUNICATIONS SELECTION
BURNIN.PGM        DIAGNOSTICS FOR INFORMATION ON THE SYSTEM
RAMTST.PGM        DIAGNOSTICS FOR INFORMATION ON SYSTEM MEMORY
NODE.USR          SUB TASK FOR NODE PROGRAM
NODE.PGM          DIAGNOSTICS FOR SYSTEM NODE INFORMATION
HDTEST.PGM        DIAGNOSTICS FOR INFORMATION ON THE HARD DISK
SYSCOM.SYS        SUB TASK FOR LINK COMMUNICATIONS
RPT8GEN.BAS       BASIC RECON RELEASE8 GENERATOR PROCESSOR
RRP8GEN.BAS       BASIC RECON RELEASE8 REPORT GENERATOR
RECON.BAS         BASIC RECON PROCESSOR
RCON8E.BAS        BASIC RECON RELEASE8 GENERATOR CONFIGURATION UTILITY
RPT8EE.BAS        BASIC RECON RELEASE8 REPORT PROCESSOR
RACM8D.BAS        BASIC RECON RELEASE8 ACCUMULATOR PROCESSOR


                                      18-70

                                     EX 1-89

RADD8D.BAS BASIC RECON RELEASE8 GENERATOR MERGE UTILITY RDEF81.BAS BASIC RECON RELEASE8 GENERATOR UTILITIES RPRO8G.BAS BASIC RECON RELEASE8 GENERATOR PRINT PROCESSOR TURNS.BAS BASIC TABLE TURNS PROCESSOR RDEF9A.BAS BASIC RECON RELEASE9 REPORT GENERATOR RPROC9C.BAS BASIC RECON RELEASE9 REPORT GENERATOR RCON9A.BAS BASIC RECON RELEASE9 GENERATOR CONFIGURATION UTILITY RPTE9B.BAS BASIC RECON RELEASE9 REPORT PROCESSOR RADD9A.BAS BASIC RECON RELEASE9 GENERATOR MERGE UTILITY RPTG9B.BAS BASIC RECON RELEASE9 GENERATOR PROCESSOR RACM9A.BAS BASIC RECON RELEASE9 ACCUMULATOR PROCESSOR RRPE9B.BAS BASIC RECON RELEASE9 HOTLRG.PGM RESTAURANT MGT PROGRAM FOR HOTEL 512K+ RESLRG.PGM RESTAURANT MGT PROGRAM 512K+ RESMED.PGM RESTAURANT MGT PROGRAM 256K HOTMED.PGM RESTAURANT MGT PROGRAM FOR HOTEL 256K+ RESSML.PGM RESTAURANT MGT PROGRAM 128K RESHOT.PGM RESTAURANT MGT PROGRAM WITH HMS INTERFACE RESLRG.PGM RESTAURANT MGT PROGRAM 512K DELPER.CMD COMMAND FILE THAT DELETES THE PERSONNEL FILE TACACUM.CMD TAX REPORT ACCUMULATOR PROCESSOR TAXREP.CMD TAX REPORT PROCESSOR TAXPRINT.CMD TAX REPORT PRINT PROCSSOR TURMAINT.CMD TABLE TABLE TURNS REPORT MAINTENANCE PROCESSOR TURNS.CMD TABLE TURNS REPORT PROCESSOR STAFTRAK.CMD STAFTRAK LABOR REPORT PROCESSOR L11PCS.CMD STAFTRAK UTILITIES FOR RELEASE 11 L12PCS.CMD STAFTRAK REPORT/PRINT MENU FOR RELEASE 11 L13PCS.CMD STAFTRAK FULL SCHEDULE PRINT FOR RELEASE 11 L14PCS.CMD STAFTRAK PRINT EMPLOYEE SUMMARY FOR RELEASE 11 L01PCS.CMD STAFTRAK UTILITIES FOR RELEASE 10 L02PCS.CMD STAFTRAK REPORT/PRINT MENU FOR RELEASE 10 L03PCS.CMD STAFTRAK FULL SCHEDULE PRINT FOR RELEASE 10 L04PCS.CMD STAFTRAK PRINT EMPLOYEE SUMMARY FOR RELEASE 10 ASCOM.CMD COMMUNICATION SUB TASK BICOM.CMD COMMUNICATION SUB TASK PRORMS.COD CLUB.CMD CUSTOM COMMUNICATION INTERFACE PACKAGE RESMAN.PGM RESTAURANT MGT PROGRAM INTERFACE WITH THE CLUB.CMD CONFIG.PRM CONFIGURATION UTILITIES INTERFACE WITH CLUB COMMAND QUEMED.PGM FRENCH RESTAURANT MGT PROGRAM QUMHOT.PGM FRENCH RESTAURANT MGT PROGRAM WITH HMS INTERFACE QUELRG.PGM FRENCH RESTAURANT MGT PROGRAM 512K+ QULHOT.PGM FRENCH RESTAURANT MGT PROGRAM QUERAD.PGM FRENCH RESTAURANT MGT PROGRAM WITH ESP'S BCSMED.PGM BCMIIOT.PGM BCSLRG.PGM BCLHOT.PGM STASMAN.CMD




                                      18-71

                                     EX 1-90

INVENT.CMD INVENTORY PROGRAM PROCESSOR INVENT.001 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.002 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.003 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.004 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.005 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.006 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.008 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.009 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.00A SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.00B SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.00C SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.00D SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.00E SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.00F SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.011 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.012 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.013 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.014 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.015 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.016 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.017 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.018 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.018 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.019 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.01A SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.01B SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.01C SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.01D SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.01E SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.01F SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.020 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.021 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.022 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.023 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.024 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.025 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.027 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.028 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.029 SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.02A SUB TAKS ROUTINES OF THE INVENT COMMAND INVENT.02B SUB TAKS ROUTINES OF THE INVENT COMMAND SCHREP.CMD LABOR SCHEDULING PROCESSOR SCHMAINT.CMD LABOR SCHEDULING MAINTENANCE UTILITY LABOR.CMD LABOR PRODUCTIVITY PROCESSOR LABACCUM.CMD LABOR PRODUCTIVITY ACCUMULATION PROCESSOR LABMAINT.CMD LABOR PRODUCTIVITY MAINTENANCE UTILITY LABPRINT.CMD LABOR PRODUCTIVITY PRINT UTILITY LABOR.001 LABOR PRODUCTIVITY SUB TASK LABOR.002 LABOR PRODUCTIVITY SUB TASK LABOR.003 LABOR PRODUCTIVITY SUB TASK DSCR.CMD DAILY SALES AND CASH PRINT/PROCESSOR DSCMAINT.CMD DAILY SALES AND CASH MAINTENANCE UTILITY


                                      18-72

                                     EX 1-91

PUNCTUAL.CMD      LABOR PUNCTUALITY PRINT PROCESSOR
PUNMAINT.CMD      LABOR PUNCTUALITY MAINTENANCE UTILITY
PPREVIS.MNU       PERKINS PREVIOUS REPORTS MENU
PMAINT.MNU PERKINS CUSTOM MAINTENANCE MANUS
PYESREP.MNU       PERKINS PRINT YESTERDAYS REPORTS MENUS
CHAIN.PGM         CHAIN ACCUMULATOR PROGRAM
SERIAL.CMD        CUSTOM SERIALIZATION PROGRAM
SERIAL.INF        CUSTOM SERIALIZATION STOREAGE FILE
MBO.MNU           CUSTOME MBO HALF SHELL MENU SCREEN


     *MANY OF THESE PROGRAMS HAVE BEEN RELEASED IN MULTIPLE VERSIONS. ALL OF
                   WHICH ARE INCLUDED AS LICENSOR SOFTWARE**





































                                      18-73

                                     EX 1-92

                                            VISION ADVANTAGE SOFTWARE

90008303662       TAPE 2.1 INTERNATIONAL
90008304046       TAPE* 1993 TIMEBOMB EXTENSION
90008304089       TAPE* 1993 TIMEBOMB EXTENSION
90008303614       TAPE*2.0.0 FSCK OVERLAY
90008303616       TAPE*2.0.0 PREP OVERLAY
90008403605       TAPE*2.0.8 SOURCE
90008303631       TAPE* 2.1.0 RELEASE
90008303755       TAPE* 2.5 INTO
90008303742       TAPE 2.5.0.0.2 SECURITY OVLY
90008303743       TAPE* 2.5.0.0.2 SEC.ADD-ON OVL
90008303741       TAPE* 2.5.0.0M MFG SEC.OVLY
90008303796       TAPE* 2.5.1 OVERLAY
90008304091       TAPE* 2.5.1.2 PBT SLIP PTR OVL
90008303976       TAPE* 2.5.1.3 OVERLAY
90008303770       TAPE* 2.5 V44.2 UPDATE
90008303794       TAPE* 2.5V44.2 PR-CHECK
90008303769       TAPE* 2.X REMV FOREIGN DOWNLDS
90008304087       TAPE* 3.0 GERMAN OVERLAY 68K
90008304088       TAPE* 3.0 GERMAN OVLY (88K)
90008304047       TAPE* 30INTO INT'L OVLY, 68K
90008304048       TAPE* 30INTO INT'L OVLY, 88K
90008304027       TAPE* R32V3.1 UNIX, RUNTIME
90008303842       TAPE* BURNOMATIC
90008303963       TAPE* CABBLEBARON'S SPECIAL
90108203286       TAPE* COPYTAPE & CHECKSUM
90102602890       TAPE* DRL, 1460/UNIX P/C PWB
90008303965       TAPE* FUJITSU 172&135MB DISK
9008203209        TAPE* FULL RF UNIX INSTAL'N
90008303964       TAPE* FULL UNIX R3V5
90008303981       TAPE* FULL UNIX UPDATE OVERLAY
90008304009       TAPE* GERMAN SCREENS V2.5.5
90008303771       TAPE* INT'L CREDIT AUTH SYSTEM
90008303860       TAPE* INTL OVERLAY 2.5INT4
90008304018       TAPE* MFG SECURITY OVL 2.0,88K
90008304017       TAPE* MFG SECURITY OVL, 3.0,68K
90008303634       TAPE* MLINK 2.1 (DEVELOPMENT)
90008303659       TAPE* MLINK 2.1 (RUNTIME)
90008304062       TAPE* MLINK DEVELOPMENT SYS 88K
90008303975       TAPE*MLINK MAKE POLL MGR 88K
90008303974       TAPE* MLINK RUNTIME SYS 88K
90008303987       TAPE* MLINK SERIALIZATION 88K
90008203231       TAPE* O'LAY R 1.5.3.3
90008203229       TAPE* O'LAY R 1.5.3.2
90008203232       TAPE* O'LAY R1.5.3.4
90008203294       TAPE* O'LAY R1.5.3.8
90008203334       TAPE* OVERLAY 1.5.3.9
90008203420       TAPE* OVERLAY 1.5.5.4 INT

                                      18-74

                                     EX 1-93

90008203419       TAPE* OVERLAY 1.5.5.5
90008203428       TAPE* OVERLAY 1.5.5.6 INT
90008203421       TAPE* OVERLAY 1.5.6.2 INT
90008203429       TAPE* OVERLAY 1.5.6.3 INT
90008303712       TAPE* OVERLAY 2.1 INT 2
90008203263       TAPE* OVERLAY R 1.5.4.2
90008203233       TAPE* OVERLAY R1.5.3.5
90008203250       TAPE* OVERLAY R1.5.3.6
90008203267       TAPE* OVERLAY R1.5.3.7
90008203249       TAPE* OVERLAY R1.5.4
90008203256       TAPE* OVERLAY R1.5.4.1
90008303744       TAPE* PASSWORD GENERATOR
90008203279       TAPE* PMSI EMULATOR V11.04
90100104066       TAPE* POLL MGR 88K, 100-499 SIT
90100104065       TAPE* POLLMGR 88K, 50-99 SITES
90008303747       TAPE* POLLING MGR 2.1, 1-9 SITE
90008303748       TAPE* POLLING MGR 2.1, 10-49
90008303750       TAPE* POLLING MGR 1.2,100-499
90008303749       TAPE* POLLING MGR 2.1,50-99 SI
90100104063       TAPE* POLLING MGR 88K, 1-9 SITE
90100104064       TAPE* POLLING MGR 88K, 10-49 SI
90008203222       TAPE* R 1.5.3.1 O'LAY
90008203221       TAPE* REL 1.5.1 DB O'LAY
90008203183       TAPE* RFUNIX INSTAL PROCEDURE
90008304015       TAPE* SECURITY TOOLS 3.0.T.68K
90008304016       TAPE* SECURITY TOOLS 3.0.5.88K
90008304008       TAPE* SERIAL 88 2.0.0.0.S.88K
90008404089       TAPE* SOURCE 1993 TIMEBOMB EXT
90008403616       TAPE* SOURCE 2.0.0PREP92 OVLY
90008403631       TAPE* SOURCE 2.1.0
90008403741       TAPE* SOURCE 2.5.0.0.M
90008403796       TAPE* SOURCE 2.5.1 OVERLAY
90008404091       TAPE* SOURCE 2.5.1.2 PBT SLIP
90008403770       TAPE* SOURCE 2.5V44.2 UPDATE
90008403769       TAPE* SOURCE 2.X REMV FOR DWNL
90008403963       TAPE* SOURCE CATTLEBARON'S SPE
90008403981       TAPE* SOURCE FULL UNIX UPDATE
90008403659       TAPE* SOURCE MLINK
90008403634       TAPE* SOURCE MLINK 2.1 DEVLPMT
90008403655       TAPE* SOURCE MLINK 2.1 SERIAL
90008403744       TAPE* SOURCE PASSWORD GENERATO
90008403685       TAPE* SOURCE POLL.MGR 2.1 MAKE
90008403660       TAPE* SOURCE POLLING MGR
90008103710       TAPE* SOURCE UPGR FUJI 107-130
90008404001       TAPE* SOURCE VIS KERNEL GEN &
90008403714       TAPE* SOURCE VISION 2.5
90008404071       TAPE* SOURCE VISION 3.0 FOREIG
90008403751       TAPE* SOURCE WIZCOM CREDIT AUT
90008403976       TAPE* SOURCE, 2.1.1.3 OVERLAY
90008403794       TAPE* SOURCE, 2.5V44.2 PR-CHCK
90008404087       TAPE* SOURCE, 3.0 GERMAN OV 68K

                                      18-75

                                     EX 1-94

90008404088       TAPE* SOURCE, 3.0 GERMAN OV 88K
90008403955       TAPE* SOURCE, NETWORK KERNEL OV
90008403887       TAPE* SOURCE, VISION 2.5.5
90008303556       TAPE* UNIX
90008203414       TAPE* UNIX TO FULL UNIX UPGRD
90008303710       TAPE* UPGR FUJI 107 TO 130 MB
90008303520       TAPE* VISION 2.0 SW
90008303536       TAPE* VISION 2.0.1
90008303714       TAPE* VISION 2.5
90008303887       TAPE* VISION 2.5.5
9000830471        TAPE* VISION 3.0 FOREIGH LANG.
90008304001       TAPE* VISION KERNEL GEN. & INSTL
90008304067       TAPE* VISION MULTI-AUTH 68K
90008304068       TAPE* VISION MULTI-AUTH 88K
90008203225       TAPE* VISION O'LAY R1.5.3 UPP
90008203302       TAPE* VISION OVERLAY 1.5.5
90008203316       TAPE* VISION OVERLAY 1.5.5.1
90008203365       TAPE* VISION OVERLAY 1.5.5.2
90008203366       TAPE* VISION OVERLAY 1.5.5.3
90008304069       TAPE* VISION REL 3.0 FOR 68K
90008304070       TAPE* VISION REL 3.0 FOR 88K
90008203220       TAPE* VISION REL R1.5.3
90008203255       TAPE* VISION SW 1.5.1
90008303954       TAPE* VISSTOCK
90008303751       TAPE* WIZCOM CREDIT AUTH.
90008403557       TAPE*2.0.4 SOURCE CODE
90008303955       TAPE* NETWORK KERNEL OVERLAY
90008303993       TAPE* VISION 2.5.1.4 RELEASE
90008203689       DISK POLLING MGR 100+
90008203554       DISK* 1.5.5.7 OVRLY
90008203547       DISK* 2.0 INT2
90008203622       DISK* 2.0 INT3 OVERLAY
90008203614       DISK* 2.0.0 FSCK OVERLAY
90008203616       DISK* 2.0.0.PREP OVERLAY
90008203555       DISK* 2.0.1.1 OVRLY
90008203557       DISK* 2.0.4
90008203605       DISK* 2.0.8
90008203719       DISK* 2.1 RELIABILITY UPDATE 1
90008203720       DISK* 2.1 RELIABILITY UPDATE 2
90008203631       DISK* 2.1.0 RELEASE
90008203517       DISK* MFG BURN OVRLY
90008203515       DISK* MFG SEC IBM
90008203539       DISK* MLINK
90008203506       DISK* MLINK
90008203659       DISK* MLINK (RUNTIME)
90008203634       DISK* MLINK 2.1 DEVELOPMENT
90008203655       DISK* MLINK 2.1 SERIALIZER
90008203426       DISK* OVERLAY 1.5.5.6
90008203712       DISK* OVERLAY 2.1 INT 2
90008203685       DISK* POLL.MGR 2.1 MAKER
90008203540       DISK* POLLING

                                      18-76

                                     EX 1-95

90008203660       DISK* POLLING MGR.SERIAL
90008203717       DISK* RELEASE 2.0.8 UPDATES
90008203716       DISK* RELEASE 2.1 UPDATE
90008203718       DISK* RELEASE 2.1.DB
90002502893       DISK* RLAN NETWORK PRO CONV
90008203633       DISK* SECURITY OVLY
90008203632       DISK* SECURITY OVLY (MANF)
90008203519       DISK* SECURITY OVRLY
90008203536       DISK* VISION 2.0.1
90008203635       DISK* VISION POLLING MGR
90008203520       DISK* VISION SW 2.0
90008203751       DISK* WIZCOM CREDIT AUTH
90008203686       DISK* POLLING MGR
90008203687       DISK* POLLING MGR
90008203688       DISK* POLLING MGR 50-


































                                      18-77

                                     EX 1-96

                                                    EXHIBIT D
                                                      PARTS


Attached hereto as pages 19-1 through 19-7 is the Contracted Service Part Count Report and as pages 19-8 through 19-12 is the Service Inventory Summary Report listing the parts inventory as of October 2, 1995 and October 5, 1995 respectively.

                                     EX 1-97

            ** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN
                           PORTIONS OF THIS DOCUMENT.






02-OCT-95  05:52 PM                 PART COUNT                       PAGE 1
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
===========================================================================
1200F             1200 Control Group (Floppy)
      TOTAL             [**]

1200HD  1200 Control Group (Hard Drive)
      TOTAL             [**]

1270              Battery Charger
      TOTAL             [**]

1370R             Radio Base Station
      TOTAL             [**]

1435              Stand Alone Controller
      TOTAL             [**]

1435S             SPARE*RMS CONTROLLER
      TOTAL             [**]

1440              1440 Terminal
      TOTAL             [**]

1445              1445 Satellite Display
      TOTAL             [**]

1446              1446 Satellite Display
      TOTAL             [**]

1449              1449 Satellite Display
      TOTAL             [**]

1450              1450 Terminal
      TOTAL             [**]

1450S             SPARE*RMS TERMINAL
      TOTAL             [**]

1460A             1460A Terminal
      TOTAL             [**]

1460MK                  1460A Migration Kit
      TOTAL             [**]

1460T             1460 Terminal
      TOTAL             [**]

1470              1470 ESP Terminal
      TOTAL             [**]

1470V             Validec Hand Held Terminal
      TOTAL             [**]

1500F             1500 Control Group (Floppy)



                                      19-1

                                     EX 1-98

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.
=============================================================================
02-OCT-95  05:52 PM                 PART COUNT                       PAGE 2
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
==============================================================================
1500HD            1500 Control Group (Hard Drive)
      TOTAL             [**]

150TD             150 MB External Tape D rive
      TOTAL             [**]

1530              1530 Impact Printer
      TOTAL             [**]

1530S             SPARE&RMS 1530 PRINTER
      TOTAL             [**]

1532              1532 Slip Printer
      TOTAL             [**]

1540A             1540 Terminal Printer
      TOTAL             [**]

1540P             1540 Thermal Printer
      TOTAL             [**]

1541P             1541 Impact Printer
      TOTAL             [**]

1545              1545 Slip Printer
      TOTAL             [**]

1600F             1600 Control Group (Floppy)
      TOTAL             [**]

1600HD                  1600 Control Group (Hard Drive)
      TOTAL             [**]

1700F             1700 Control Group (Floppy)
      TOTAL             [**]

170)HD                  1700 Control Group (Hard Drive)
      TOTAL             [**]

1710              1710 Preset
      TOTAL             [**]

1720              1720 Preset
      TOTAL             [**]

1720A             1720A Preset
      TOTAL             [**]

1750HD                  1750 Control Group (Hard Drive)
      TOTAL             [**]

180016                  1800 Control Group (9-16 Nodes)
      TOTAL             [**]


                                      19-2

                                     EX 1-99

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.
==============================================================================
02-OCT-95  05:52 PM                 PART COUNT                       PAGE 3
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
==============================================================================
18008             1800 Control Group (108 Nodes)
      TOTAL             [**]

1830              1830 Cash Drawer
      TOTAL             [**]

1840A             1840 Cash Drawer
      TOTAL             [**]

1840C             1840 Cash Drawer
      TOTAL             [**]

190016                  1900 Control Group (9-16 Nodes)
      TOTAL             [**]

190024                  1900 Control Group (17+ Nodes)
      TOTAL             [**]

19008             1900 Control Group (1-8 Nodes)
      TOTAL             [**]

1GBHD             1 BG HARD DRIVE
      TOTAL             [**]

2110              Cable Extender
      TOTAL             [**]

2120              Cable Extender
      TOTAL             [**]

220               Alpha Entry Terminal
      TOTAL             [**]

220E              Alpha Entry Terminal Series II
      TOTAL             [**]

240               Full Screen Terminal
      TOTAL             [**]

260               Touch Screen Terminal
      TOTAL             [**]

260E              TOUCHSCREEN TERMINAL SERIES II
      TOTAL             [**]

260S              SPARE TOUCH SCREEN TERMINAL
      TOTAL             [**]

261               Magnetic Stripe Reader
      TOTAL             [**]

267               Vision Impact Journal Printer
      TOTAL             [**]


                                      19-3

                                     EX 1-100

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.
==============================================================================
02-OCT-95  05:52 PM                 PART COUNT                       PAGE 4
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
==============================================================================
267AR             Remote Autocut Printer
      TOTAL             [**]

267E              IMPACT CHECK PRINTER  SER. II
      TOTAL             [**]

267EA             AUTOCUT CHECK PRINTER  SER. II
      TOTAL             [**]

267ER             REMOTE IMPACT PRINTER SER. II
      TOTAL             [**]

267ERA                  REMOTE AUTOCUT PRINTER SER. II
      TOTAL             [**]

267R              Remote Impact Printer
      TOTAL             [**]

2811E             8 PORT SERIAL EXTENSION KIT
      TOTAL             [**]

290E              SLIP CHECK PRINTER  SER. II
      TOTAL             [**]

300B              IMPACT AUTOCUT PTR EPSON 300B
      TOTAL             [**]

300BR             REM IMR AUTOCUT PTR EPSON 300B
      TOTAL             [**]

300BS             SPARE IMPACT AUTOCUT (EP200B)
      TOTAL             [**]

300D              IMPACT CHECK PRINTER EPSON 300
      TOTAL             [**]

300DR             REMOTE IMPACT PRINTER (300D)
      TOTAL             [**]

3200              Vision Single Sided Display
      TOTAL             [**]

322ED             DOUBLE SIDED SATELLITE SER. II
      TOTAL             [**]

330               Vision Cash Drawer
      TOTAL             [**]

4000H             Vision 4000 (Hotel)
      TOTAL             [**]

4000R             Vision 4000 (Restaurant)
      TOTAL             [**]


                                      19-4

                                     EX 1-101

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.
============================================================================
02-OCT-95  05:52 PM                 PART COUNT                       PAGE 5
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
=============================================================================
4000H             COMPAQ 486 PROC. GRP./HO HD
      TOTAL             [**]

426E              THERMAL CHECK PRINTER  SER. II
      TOTAL             [**]

426R              Remote Thermal Printer
      TOTAL             [**]

485C              Line Driver Card
      TOTAL             [**]

485CC             RS 485 Card Cage
      TOTAL             [**]

485CF             RS 485 Card Frame
      TOTAL             [**]

485SA             Network Line Driver
      TOTAL             [**]

485T              Line Driver Tower (Card Cage)
      TOTAL             [**]

5000H             Vision 5000 (Hotel)
      TOTAL             [**]

500H              COMPAQ PENTIUM PROC. GRP/HO HD
      TOTAL             [**]

521               Current Loop PLV
      TOTAL             [**]

523               Addition Network UNIX Adaptor

523ER             REMOTE NETWORK KIT
      TOTAL             [**]

524PC             524 Protocol Converter
      TOTAL             [**]

525HD             525 MB EXTERNAL HARD DRIVE
      TOTAL             [**]

530               Additional Managers' Console

530ER             REMOTE WORKSTATION KIT
      TOTAL             [**]

5356              REMOTE NETWORK KIT


      TOTAL             [**]


                                      19-5

                                    EX 1-102

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.
=============================================================================
02-OCT-95  05:52 PM                 PART COUNT                       PAGE 6
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
=============================================================================
550H              COMPAQ PENTIUM PROC. GRP/525HD
      TOTAL             [**]

8120              Vision 8000 Proc. Group
      TOTAL             [**]

8122              VISION 8000 PROC GROUP (68/88)
      TOTAL             [**]

8124              VISION 8000 PRC GROUP (RMS/88)
      TOTAL             [**]

8156              VISION 6800 PROC. GROUP
      TOTAL             [**]

912G              MOTOROLA 900 PROCESSOR 12 SLOT
      TOTAL             [**]

BC-4              ESP II BATTERY CHARTER
      TOTAL             [**]

CA                Credit Auth (Modem & PCV)
      TOTAL             [**]

CCK               Cable Conversion Kit
      TOTAL             [**]

CITZ              THERMAL CHECK PRINTER (CITIZN)
      TOTAL             [**]

CITZR             REMOTE THERMAL PTR (CITIZEN)
      TOTAL             [**]

COM1              Communications (1600/1700)
      TOTAL             [**]

COM2              Communications (All Other RMS)
      TOTAL             [**]

DBXK              D Box Conversion Kit
      TOTAL             [**]

HHTII             ESP II TERMINAL (1 WATT)
      TOTAL             [**]

HI                HOTEL INTERFACE (520 PCV & PS)
      TOTAL             [**]

JX9500                  SHARP LASER PRINTER
      TOTAL             [**]

LQ570             EPSON 80 COLUMN PRINTER
      TOTAL             [**]


                                      19-6


                                     EX 1-103

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.
============================================================================
02-OCT-95  05:52 PM                 PART COUNT                       PAGE 7
                           CONTRACTED SERVICE PART COUNT
                          Data definition (BOMUNITSITSTY)
============================================================================
MVME332           8 PORT SERIAL CARD
      TOTAL             [**]

MVME335           4 PORT SERIAL CARD
      TOTAL             [**]

OL810             LASER PRINTER
      TOTAL             [**]

P                 CAMP SPARES
      TOTAL             [**]

RBSII             ESP II RADIO BASE STATION
      TOTAL             [**]

SC                Switch Card
      TOTAL             [**]

SHM               Short Haul Modem
      TOTAL             [**]

TMT80             THERMAL CHECK PTR EPSON TM-T80
      TOTAL             [**]

TMT80A                  THERMAL AUTOCUT PTR EPSN TM80A
      TOTAL             [**]

TMT80R                  REMOTE THERMAL PRINTER (TMT80)
      TOTAL             [**]

TMT80S                  SPARE THERMAL PRINTER (TMT80)
      TOTAL             [**]

UPS               Uninterruptable Power Supply
      TOTAL             [**]

VGA14             14" VGA COL MON, W/MOUSE, KBD
      TOTAL             [**]

WP132             Addition 132 Col. Ser. Printer
      TOTAL             [**]

WP80              Addition, 80 Col. Ser. Printer
      TOTAL             [**]

IBM               IBM Compatible PC
      TOTAL             [**]

540HD             540MD IDE HARD DRIVE
      TOTAL             [**]

180024                  1800 Control Grou (17+ Nodes)
      TOTAL             [**]


                                      19-7

                                    EX 1-104

---------------------------------------------------------------------------
**
Confidential treatment has been requested for certain portions of this document.
---------------------------------------------------------------------------


SERVICEMAN,RE,SBS                    REMANCO INTERNATIONAL, INCORPORATED           PLANT CODE:  RSI
REQUESTER:  6_MCCARTH
                                                                                                      PAGE 1
                                      SERVICE INVENTORY SUMMARY REPORT
                                    ====================================
                                            SORTED BY PART NUMBER
                                                STANDARD COST
            ----------------------------------REGIONAL INVENTORY-------------------------------
--------------------------ENGINEER--------------------------
---------------------INTRANSIT-------------------

PART NUMBER    NETTA LE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE     TOTAL   EXTENDED COST
               QUANTITY   QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY

00100004         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100039         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100094         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100183         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100217         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100219         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100220         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100221         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100222         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100223         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100225         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100226         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100231         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100232         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100233         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00100235        -1.00       [**]        0.00        0.00        0.00        0.00        2.00        [**]        [**]
00100236         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
001000J4         0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
00519006250      0.00       [**]        0.00        0.00        0.00        0.00        10.00       [**]        [**]
01200320001      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
01200530001      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
01200530004      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
01300370000      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08001000001      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08001000002      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08001000303      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08008000008      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08008000029      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08008000030      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08020000000      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08020000001      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08020000002      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08020000012      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000001      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000019      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000069      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]
08040000085      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000127      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000230      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000285      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000286      0.00       [**]        0.00        0.00        0.00        0.00        2.00        [**]        [**]
08040000287      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000288      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000301      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000302      0.00       [**]        0.00        0.00        0.00        0.00        2.00        [**]        [**]
08040000303      0.00       [**]        0.00        0.00        0.00        0.00        2.00        [**]        [**]
08040000304      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000305      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000306      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000307      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
08040000308      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]

                                      19-8
                                     EX 1-105


** Confidential treatment has been requested for certain portions of this document.

SERVICEMAN,RE,SBS                    REMANCO INTERNATIONAL, INCORPORATED           PLANT CODE:  RSI
REQUESTER:  6_MCCARTH
                                                                                                      PAGE 1
                                      SERVICE INVENTORY SUMMARY REPORT
                                    ====================================
                                            SORTED BY PART NUMBER
                                                STANDARD COST

            ----------------------------------REGIONAL INVENTORY-------------------------------
--------------------------ENGINEER--------------------------
---------------------INTRANSIT-------------------

PART NUMBER    NETTA LE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE     TOTAL   EXTENDED COST
               QUANTITY   QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY

8880336          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8880411          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8880601          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8882029          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8882036          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8882094          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8882946          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8883553          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8883555          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8884744          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
8884769          0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100026      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100083      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100067      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100128      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100137     -1.00       [**]        0.00        0.00        0.00        0.00        2.00        [**]        [**]
90100100156      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100303      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100323      0.00       [**]        0.00        0.00        0.00        0.00        10.00       [**]        [**]
90100100325      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100326      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100338      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100355      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100364      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100402      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100410      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100561      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100562      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100723      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100777      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100861      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100892      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100940      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100957      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100100967      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101015      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101020      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101021      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101042      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101047      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101071      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101076      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101097      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101098      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101110      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101133      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101148      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101218      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101234      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]

                                      19-10
                                     EX 1-106

     ** Confidential treatment has been requested for certain portions of this document.

SERVICEMAN,RE,SBS                    REMANCO INTERNATIONAL, INCORPORATED           PLANT CODE:  RSI
REQUESTER:  6_MCCARTH
                                                                                                      PAGE 1
                                      SERVICE INVENTORY SUMMARY REPORT
                                    ====================================
                                            SORTED BY PART NUMBER
                                                STANDARD COST

            ----------------------------------REGIONAL INVENTORY-------------------------------
--------------------------ENGINEER--------------------------
---------------------INTRANSIT-------------------

PART NUMBER    NETTA LE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE     TOTAL   EXTENDED COST
               QUANTITY   QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY

90100101265      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101273      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101294      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101329      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101334      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101370      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101421      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101422      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101484      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101492      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101493      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101495      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101499      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]
90100101505      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101518      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101523      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]
90100101531      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101534      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101536      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101537      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101554      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101557      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101630      0.00       [**]        0.00        0.00        0.00        0.00        3.00        [**]        [**]
90100101639      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101645      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101659      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100101732      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102073      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102097      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102143      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102361      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102363      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102367      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102379      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102380      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102392      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]
90100102407      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102412      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102477      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102495      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]
90100102546      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102672      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102632      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102680      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102690      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102790      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102392      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102394      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]
90100102901      0.00       [**]        0.00        0.00        0.00        0.00        1.00        [**]        [**]


                                      19-11

                                     EX 1-107

     ** Confidential treatment has been requested for certain portions of this document.

SERVICEMAN,RE,SBS                    REMANCO INTERNATIONAL, INCORPORATED           PLANT CODE:  RSI
REQUESTER:  6_MCCARTH
                                                                                                      PAGE 1
                                      SERVICE INVENTORY SUMMARY REPORT
                                    ====================================
                                            SORTED BY PART NUMBER
                                                STANDARD COST

            ----------------------------------REGIONAL INVENTORY-------------------------------
--------------------------ENGINEER--------------------------
---------------------INTRANSIT-------------------

PART NUMBER    NETTA LE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE    NON-NET    DEFECTIVE     TOTAL   EXTENDED COST
               QUANTITY   QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY    QUANTITY

90100102912      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102965      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100102979      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103032      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103035      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103080      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103081      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103082      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103083      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103099      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103104      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103115      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103203      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103242      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103283      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103353     -1.00       [**]        0.00        0.00        0.00        0.00        2.00        [**]        [**]
90100103412      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103452      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103508      0.00       [**]        0.00        0.00        0.00        0.00        10.00       [**]        [**]
90100103966      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100103980      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100104052      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90100104122      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90101202781      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90101303071      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90101303130      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90101303168      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90101303454      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]
90401002948      0.00       [**]        0.00        0.00        0.00        0.00        0.00        [**]        [**]

********************END OF REPORT********************************************

                                      19-12
                                     EX 1-108

-----------------------------------------------------------------------------
                                    EXHIBIT E
-----------------------------------------------------------------------------

                REMANCO INTERNATIONAL, INC.    SYSTEM MAINTENANCE AGREEMENT
                250 FORDHAM ROAD               SOFTWARE SUPPORT AGREEMENT
                WILMINGTON, MA 01887
                (508) 658-7400


-----------------------------------------------------------------------------
CUSTOMER BILLING ADDRESS                CUSTOMER INSTALLATION ADDRESS
                                        SAME (  ) OR:





                                       20

                                    EX 1-109


TELEPHONE                               TELEPHONE
------------------------------------------------------------------------------
------------------------------------------------------------------------------
CONTACT              FAX                CONTACT             FAX

------------------------------------------------------------------------------
------------------------------------------------------------------------------
EFFECTIVE DATE       EXPIRATION DATE    SOFTWARE VERSION    CPU SERIAL NUMBER

------------------------------------------------------------------------------
------------------------------------------------------------------------------
REMANCO INTERNATIONAL CUSTOMER SUPPORT  SYSTEM TYPE         INSTALLATION TYPE
SALES REPRESENTATIVE


------------------------------------------------------------------------------
------------------------------------------------------------------------------



------------------------------------------------------------------------------

   CUSTOMER AGREES TO THE TERMS AND  CONDITIONS  SET FORTH ON THE REVERSE HEREOF
         PAYMENTS ARE TO BE MADE PAYABLE TO REMANCO INTERNATIONAL, INC.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
DATE                 NAME               TITLE               SIGNATURE


------------------------------------------------------------------------------
DATE                 NAME               TITLE               SIGNATURE

X                    X                  X                   X
------------------------------------------------------------------------------


                                      20-1

                                     EX 1-109

                                    EXHIBIT E
                                  T/R EQUIPMENT



RMS Diagnostic Programs

Listed on Pages 21-1 and 21.2



Documentation

Listed on page 21-3



Equipment

Listed on page 21-4

                                     EX 1-110

                             RMS DIAGNOSTIC PROGRAMS


DISK ONE (8" Disc)

Operating System, Version 8.2.6

Operating System, Version 16.01.14

Operating System, Version 7.9.24

Utilit.PGM 3.9

Utlit.PGM 5.01

Burnin.PGM 5.00.09

Node.PGM 5.02

Hdform.PGM 5.01

Hdstat.PGM 5.00

Hdship.PGM 5.01

Hdtest.PGM 5.00

Cable.BAS

Basic.PGM, Version 7.0


DISK TWO (5 1/4" Disk)

Operating System, Version 15.01.18

Operating System, Version 15.11.18

Operating System, Version 17.01.14

Utilit.PGM 5.01

Burnin.PGM 5.00.09

Node.PGM 5.02

Hdform.PGM 5.01




                                      21-1


                                     EX 1-111

Hdstat.PGM 5.00

Hdship.PGM 5.01

Hdtest.PGM 5.00

Rlan.PGM 1.1.2

HHT.PGM 1.1.2

Cable.BAS


DISK THREE (5 1/4" Disk)

Operating System, Version 15.06.00

Operating System, Version 17.06.00

Burnin.PGM 06.01.01

Hdship.PGM 06.00

Hdstat.PGM 06.00


EPROMS

LIRPA, TEROTE, BURROM, 1435P, 1435C





















                                      21-2


                                    EX 1-112

                             LICENSED DOCUMENTATION


    Number of Copies     Type of Document

            4            Tech Tips

            4            Technical Information Bulletins

            4            Software Information Notices
                         (Hardware Section Only)

            4            Field Change Orders

     4 Installation Guidelines: RMS 1600, RMS 1700, RMS 1500, RMS 1800, ESP's

            4            Hard Disk Drive Troubleshooting Guide

            4            Software Computability List (all versions)

            4            Schematic:  1440, 1450, 1460, and 1460A Terminal;
                         1470 Hand Held Terminal;
                         1530, 1540 and 1541 Printer; 1600 and 1800 CPU Board;
                         PIC Board; RLAN Board;
                         1260 Switch Board; 1260 Power Control Board;
                         UCOMMS Board

























                                      21-3


                                    EX 1-113

Test Equipment, Software, Manuals and Tool Kits:


Test Equipment
3 - RMS Terminal Test Jigs,  w/Firmware 1 - 1600 RMS Back Office System, w/SFT 1
- 1700 RMS Back Office System, w/SFT 1 - 1800 RMS Back Office System, w/SFT 1 - 68K Back Office System w/SFT 1 - Motorola Communications analyzer 1 - RMS CPU Test Jib

FE Held Software, Manuals & Tool Kits


Diagnostic Software
19 - RMS 1600 Diagnostic Disks
19 - RMS 1700 Diagnostic Disks
19 - RMS 1200/1500 Diagnostic Disks
19 - RMS 1800/1900 Diagnostic Disks


Manuals
19 - RMS Bibles
19 - Vision Bibles
19 - Vision Software Information Notice Packages


Tool Kits
18 - Tool Kits




















                                      21-4


                                    EX 1-114

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.


                                    EXHIBIT G


                             SCHEDULE OF LABOR RATES


CONTRACTED:

Authorized Hourly Labor Rates:        Customer         MAI        Remanco

Monday - Friday 8:30 a.m. - 5:00 p.m.   [**]           [**]      [**]
(local time)

Monday - Friday after 5:00 p.m.         [**]           [**]      [**]
(local time)

Holidays/Weekends                       [**]           [**]      [**]


NON-CONTRACTED:

Authorized Hourly Labor Rates:        Customer         MAI        Remanco

Monday - Friday 8:30 a.m. - 5:00 p.m. [**]            [**]          [**]
(local time)

Monday - Friday after 5:00 p.m.       [**]            [**]          [**]
(local time)

Holidays/Weekends                     [**]            [**]          [**]

Note:  all travel times are charged at the applicable rate above
(portal to portal).

*Denotes minimum charge of [**] hours.

All non-contracted Preventive Maintenance is at a minimum of [**] hours.

Labor rates are in addition to travel time and expenses incurred in rendering services.

                                     EX 1-115

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.

                                    EXHIBIT H

                                 PROMISSORY NOTE


                                 October 1, 1995

[**]

      FOR VALUE RECEIVED, the undersigned, REMANCO INTERNATIONAL, INC., a Delaware corporation with offices at 260 Fordham Road, Wilmington, Massachusetts 01887 (the "BORROWER") unconditionally promises to pay to the order of MAI SYSTEMS CORPORATION ("MAI"), at its offices at 9600 Jeronimo Road, Irvine, California 92718, the principal sum of [**] Dollars [**], with interest thereon accruing from November 15, 1995 at the rate of [**] percent [**] per annum, on the then outstanding balance until such principal sum is fully paid pursuant to this Note. Such Note shall be payable without demand, set-off, deduction or counterclaim in [**] equal installments of principal and interest of [**] commencing on the 1st day of [**] and payable on the first of each calendar month for [**] consecutive months until [**] on which date the balance of any sums then remaining unpaid shall be due and payable.

      Borrower may at any time pre-pay the unpaid balance or any portion thereof of this debt without penalty.

      Upon and after an event of default under this Note (as set forth below), interest on principal and overdue interest shall, at the option of MAI, be payable at the rate of [**] percent [**] per annum.

      This Note is secured by the Security Agreement of even date herewith by and between Borrower and MAI and reference is made thereto for a statement of the terms and provisions thereof.

      On the happening of any of the following events, each of which will constitute a default under this Note, all liabilities of Borrower to MAI shall become immediately due and payable at the option of MAI: (1) an Event of Default under the Services Agreement dated on even date herewith by and between Borrower and MAI and failure to cure same within the cure period provided in such agreement; (2) filing of any petition in bankruptcy by or against Borrower; (3) application for appointment of a receiver for, making of general assignment for the benefit of creditors by, or insolvency of Borrower; or (4) failure to make payment hereunder within ten (10) days of written notice from MAI that such payment is past due. On occurrence of any such event or at any time thereafter, MAI shall have the remedies under the Security Agreement and of a












                                      23-1


                                     EX 1-116
secured party under the Uniform Commercial Code of the State of California. MAI may waive any default before or after the default has been declared without impairing its right to declare a subsequent default under this Note, this right being a continuing one.

      Borrower waives protest of this Note. If this Note is not paid when due, Borrower agrees to pay all costs and expenses of collection, including reasonable attorney fees. MAI shall in no event be liable for any party for failure to collect this Note, in whole or in part.

      This Note shall be governed by and construed in accordance with the laws of the State of California



                                          REMANCO INTERNATIONAL, INC.

                                          By:

                                          Name:

                                          Date:









ELC2027





















                                      23-2


                                     EX 1-117

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.

                                    EXHIBIT I

                               SECURITY AGREEMENT


      This SECURITY AGREEMENT (the "Security Agreement") is made and entered into October 1, 1995 by and between MAI SYSTEMS CORPORATION, a Delaware Corporation with offices at 9600 Jeronimo Road, Irvine, California 92718 (the "Lender") and REMANCO INTERNATIONAL, INC., a Delaware corporation with offices at 260 Fordham Road, Wilmington, Massachusetts 01887 ("the Borrower").

                                   WITNESSETH:


      WHEREAS, Lender and Borrower have entered into a Services Agreement (the "Agreement") dated as of October 1, 1995 pursuant to which Lender will assume certain obligations and perform certain services for Borrower and Borrower will compensate Lender therefor and perform certain duties and retain certain obligations with respect thereto;

      WHEREAS, as a material part of such Agreement, Lender has loaned to Borrower the principal sum of [**] under that certain promissory note (the "Note" a copy of which is attached hereto as Exhibit "A") which Note has been executed and delivered by Borrower to Lender currently herewith (such Note constitutes the "Indebtedness" herein) and Borrower has agreed to provide security therefor pursuant to the terms and conditions set forth herein;

      NOW THEREFORE, in consideration of the mutual promises, agreements and covenants set forth herein and in the Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Lender and Borrower agree as follows.

1. GRANT OF SECURITY INTEREST. As security for the payment of the Indebtedness, Borrow does hereby grant to Lender a continuing first security interest in, a lien upon, and a right of set off against, and hereby assigns to Lender as security, the [**] as defined below, whether now owned or hereafter acquired or existing, and wherever located (the "Collateral"). [**] shall consist of [**].

2. COVENANTS. Remanco represents that the [**] are usable for their respective intended purposes and are adequate to perform the obligations required of MAI under the Agreement consistent with the manner performed by Remanco prior to the effective date of the Agreement and any lien, security interests or encumbrances in the [**] or affecting same shall be removed or subordinated first to MAI's interest.











                                      24-1


                                     EX 1-117

3. RELEASE OF SECURITY AGREEMENT. As such times as all Indebtedness has been paid to Lender in full, Lender shall execute and deliver to Borrower all instruments and other documents as may be necessary or proper to release the lien and security interest in the Collateral which has been granted hereunder.

4.    EVENTS OF DEFAULT AND REMEDIES.

      4.1 EVENTS OF DEFAULT. The occurrence or existence of any one or more of the following events are referred to herein individually as an "Event of Default", and collectively "Events of Default""

            (a) Borrower fails to pay any of the Indebtedness or fails to perform in any material aspect of the terms, covenants, conditions or provisions contained in this Security Agreement within ten (10) days of written notice from Lender that such payment is past due or that Borrower has failed to perform in any material respect under this Security Agreement;

            (b) any representation, warranty or statement of fact made by borrower to Lender in this Agreement or otherwise shall when made or deemed made by false or misleading in any material respect;

            (c    Borrower commits an Event of Default under the Agreement;

            (d)   Borrower dissolves or suspends or discontinues doing business;

            (e) Borrower becomes insolvent, makes an assignment for the benefit of creditors or principal creditorsor

            (f) a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statue of any jurisdiction now or hereafter in effect (whether at law or in equity) is filed by or against Borrower or all or any part of its properties and such petition or application is not dismissed within thirty (30) days after the date of its filing or Borrower shall file any answer admitting or not contesting such petition or application or indicates its consent to, acquiescence in or approval of, any such action or proceeding or the relief requested is granted sooner.

      4.2   REMEDIES

            (a) At any time an Event of Default exists or has occurred and is continuing, Lender shall have all rights and remedies provides in this Security Agreement, the Agreement, the Uniform Commercial Code and other applicable law, all of which rights and remedies may be exercised without notice to or consent by Borrower, except as such notice or consent is expressly provided for hereunder or required by applicable law. All rights, remedies and powers granted to Lender hereunder, under the Agreement, the









                                      24-2


                                     EX 1-119

Uniform Commercial Code or other applicable law, are cumulative, not exclusive and enforceable, in Lender's discretion, alternatively, successively, or concurrently on any one or more occasions, and shall include, without limitation, the right to apply to a court of equity for an injunction to restrain a breach or threatened breach by Borrower of this Security Agreement.

            (b) Without limiting the foregoing, at any time an Event of Default exists or has occurred and is continuing, Lender may, in its discretion and without limitation, (i) accelerate the payment of the Indebtedness and demand immediate payment thereof to Lender; (ii) with or without judicial process, take title to and possession of the Collateral wherever located; (iii) collect, foreclose, receive, appropriate, setoff and realize upon any and all Collateral; and/or (iv) terminate this Agreement.

      4.3 POWER OF ATTORNEY. Borrower hereby irrevocably designates and appoints Lender (and all persons designated by Lender) as Borrower's true and lawful attorney-in-fact, and authorizes Lender, in Borrower's or Lender's name, to: (a) at any time an Event of Default or event which with notice or passage of time or both would constitute an Event of Default exists or has occurred and is continuing (i) demand payment of Indebtedness and transfer of all title and rights to Collateral, (ii) enforce payment of Indebtedness by legal proceedings or otherwise, (iii) exercise all of Borrower's rights and remedies to take title to, possession of and exercise all rights in Collateral, and (iv) do all acts and things which are necessary, in Lender's determination, to fulfill Borrower's obligations under this Agreement to execute in Borrower's name and file any UCC financing statements or amendments thereto with respect to the Collateral. Borrower hereby releases Lender and its officers, employees and designees from any liabilities arising from any act or acts under this power of attorney and in furtherance thereof, whether of omission or commission, except as a result of Lender's own gross negligence or willful misconduct.

5.    GOVERNING LAW:  WAIVERS AND CONSENTS.

      5.1 (a) The validity, interpretation and enforcement of this Security Agreement and any dispute arising out of the relationship between the parties hereto, whether in contract, tort, equity or otherwise, shall be governed by the internal laws of the State of California (without giving effect to principles of conflicts of law). Borrower and Lender irrevocably consent and submit to the non-exclusive jurisdiction of the Superior Courts of the State of California for the County of Los Angeles and the United States District Court for the Central District of California and waive any objection based on venue or forum non conveniens with respect to any action instituted therein arising under this Agreement.

            (b) Borrower hereby waives personal service of any and all process upon it and consents that all such service of process may be made by certified mail (return receipt requested) directed to its address set forth on the signature pages hereof and service so made shall be deemed to be completed five
(5) days after the same shall have been so deposited in the U.S. mails, or, at Lender's option, by service upon Borrower in any other manner provided under the rules of any such courts. Within thirty (30) days after such











                                      24-3


                                     EX 1-120
service, Borrower shall appear in answer to such process, failing which Borrower shall be deemed in default and judgment may be entered by Lender against Borrower for the amount of the claim and other relief requested.

            (c BORROWER AND LENDER EACH HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS SECURITY AGREEMENT WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. BORROWER AND LENDER EACH HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT BORROWER OR LENDER MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS SECURITY AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

            (d) Lender shall not have any liability to Borrower (whether in tort, contract, equity or otherwise) for losses suffered by Borrower in connection with, arising out of, or in any way related to the transactions or relationships contemplated by this Security Agreement, or any act, omission or event occurring in connection herewith, unless it is determined by a final and on-appealable judgment or court order binding on Lender, that the losses were the result of acts or omissions constituting gross negligence or willful misconduct. In any such litigation, Lender shall be entitled to the benefit of the rubuttalbe presumption that it acted in good faith and with the exercise of ordinary care in the performance by it of the terms of this Agreement.

      5.2 WAIVER OF NOTICES. Borrower hereby expressly waives demand, presentment, protest and notice of protest of dishonor with respect to any and all instruments and commercial paper, included in or evidencing any of the Indebtedness or the Collateral, and any and all other demands and notices of any kind or nature whatsoever with respect to the Indebtedness, the Collateral and this Security Agreement, except such as are expressly provided for herein. No notice to or demand on borrower which Lender may elect to give shall entitle borrower to any other or further notice or demand in the same, similar or other circumstances.

      5.3 AMENDMENTS AND WAIVERS. Neither this Security Agreement nor any provision hereof shall be amended, modified, waived or discharged orally or by course of conduct, by only by a written agreement signed by an authorized officer of Lender. Lender shall not, by any act, delay, omission or otherwise be deemed to have expressly or impliedly waived any of its rights, powers and/or remedies unless such waiver shall be in writing and signed by an authorized officer of Lender. Any such waiver shall be enforceable only to the extent specifically set forth therein. A waiver by Lender of any right, power and/or remedy on any one occasion shall not be construed as a bar to or waiver of any such right, power and/or remedy which Lender would otherwise have on any future occasion, whether similar in kind or otherwise.











                                      24-4


                                     EX 1-121

      5.4 WAIVER OF COUNTERCLAIMS. Except as expressly permitted in the Agreement, Borrower waives all rights to interpose any claims, deductions, setoffs or counterclaims of any nature (other than compulsory counterclaims) in any action or proceeding with respect to this Security Agreement, the Indebtedness, the Collateral or any matter arising therefrom or relating hereto or thereto.

      5.5 INDEMNIFICATION. Borrower shall indemnify and hold Lender, and its directors, agents, employees and counsel, harmless from and against any and all losses, claims, damages, liabilities, costs or expenses imposed on, incurred by or asserted against any of them in connection with any litigation or proceeding commenced or threatened related to the negotiation, preparation, execution, delivery, enforcement, performance or administration of this Security Agreement, or any proceeding related to any of the transactions contemplated hereby or any act, omission, event or transaction related or attendant thereto, including, without limitation, amounts paid in settlement, court costs, and the fees and expenses of counsel. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Section may be unenforceable because it violates any law or public policy, Borrower shall pay the maximum portion which it is permitted to pay under applicable law to Lender in satisfaction of indemnified matters under this Section. The foregoing indemnity shall survive the payment of the Indebtedness and the termination or non-renewal of this Security Agreement.

6.    GENERAL.

      6.1 TERM. This Agreement shall become effective as of the date set forth on the first page hereof and shall continue in full force and effect until full repayment of the Indebtedness by borrower.

      6.2 NOTICES. All notices requests and demands hereunder shall be in writing and (a) made to Lender at its address set forth above and to Borrower at its office set forth above, or to such other address as either party may designate by written notice to the other in accordance with this provision, and
(b) deemed to have been given or made; if delivered in person, immediately upon delivery; if by telex, telegram or facsimile transmission, immediately upon sending and upon confirmation of receipt; if by nationally recognized overnight courier service with instructions to deliver the next business day, one (1) business day after sending; and if by certified mail, return receipt request, five (5) days after mailing.

      6.3 PARTIAL INVALIDITY. If any provision of this Security Agreement is held to be invalid or unenforceable, such invalidity or unenforceability shall not invalidate this Security Agreement as a whole, but this Security Agreement shall be construed as though it did not contain the particular provision held to be invalid or unenforceable and the rights and obligations of the parties shall be construed and enforced only to such extent as shall be permitted by applicable law.














                                      24-5


                                     EX 1-122

      6.4 SUCCESSORS. This Security Agreement and any other document referred to herein or therein shall be binding upon and inure to the benefit of and be enforceable by Lender, Borrower and their respective successors and assigns, except that Borrower may not assign its rights under this Security Agreement and any other document referred to herein without the prior written consent of Lender. Lender may, after notice to Borrower, assign its rights and delegate its obligations under this Security Agreement and in which event, the assignee or participant shall have, to the extent of such assignment or participation, the same rights and benefits as it would have if it were the Lender hereunder, except as otherwise provided by the term of such assignment or participation.

      6.5 ENTIRE AGREEMENT. This Security Agreement and the Exhibit A hereto, and any instruments and documents delivered or to be delivered in connection herewith, represents the entire agreement and understanding concerning the subject matter hereof and thereof between the parties hereto, and supersede all other prior agreements, understandings, negotiations and discussions, representations, warranties, commitments, proposals, offers and contracts concerning the subject matter hereof, whether oral or written.

      IN WITNESS WHEREOF, Lender and Borrower have executed this Agreement as of the date first above written.

LENDER:                                   BORROWER:
MAI SYSTEMS CORPORATION             REMANCO  INTERNATIONAL, INC.

By:                                       By:

Name:                                     Name:

Title:                                          Title:
























                                      24-6


                                     EX 1-123

                                    EXHIBIT J





                             MASTER ESCROW AGREEMENT


                                     between



                             PRODUCER and FORT KNOX




This escrow agreement is intended for use by a Producer (Licensor) and Fort Escrow Services, Inc. The Producer may escrow multiple products under this agreement. In addition, multiple Licensees (end users) may be registered as beneficiaries of this agreement. Although each Licensee does not sign the agreement, Fort Knox does notify them of the service.




























                                      25-1


                                     EX 1-124

                             Master Escrow Agreement


      This Master Escrow Agreement ("Agreement") is made as of this 1st day of November, 1994, by and between Remanco International, Inc. ("Producer") and Fort Knox Escrow Services, Inc. ("Fort Knox").

      Preliminary Statement. Producer intends to deliver to Fort Knox a sealed package containing magnetic tapes, disks, disk packs, or other forms of media, in machine readable form, and the written documentation prepared in connection therewith, and any subsequent updates or changes thereto (the "Deposit
Materials") for the computer software products (the "System(s)"), all as identified from time to time on Exhibit B hereto. Producer desires Fort Knox to hold the Deposit Materials, and, upon certain events, deliver the Deposit
Materials (or a copy thereof) to those persons listed from time to time on Exhibit C hereto as a licensee of Producer ("Licensee"), in accordance with the terms hereof.

      Now, therefore, in consideration of the foregoing, of mutual promises hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

      1. Delivery by Producers. Producer shall be solely responsible for delivering to Fort Knox the Deposit Materials as soon as practicable. Fort Knox shall hold the Deposit Materials in accordance with the terms hereof. Fort Knox shall have no obligation to verify the completeness or accuracy of the Deposit Materials.

      2.    Duplication; Updates.

      (a) Fort Knox may duplicate the Deposit Materials by any means in order to comply with the terms and provisions of the Agreement, provided that the Licensee to whom a copy of the Deposit materials is to be delivered pursuant to the terms hereof shall bear the expense of duplication. Alternatively, Fort
Knox, by notice to Producer, may require Producer to reasonably promptly duplicate the Deposit Materials.

      (b) Producer shall deposit with Fort Knox any modifications, updates, new releases or documentation related to the Deposit Materials by delivering to Fort Knox an updated version of the Deposit Materials ("Additional Deposit") as soon as practicable after the modifications, have no obligation to verify the accuracy or completeness of any Additional Deposit or to verify that any Additional Deposit is in fact a copy of the Deposit Materials or any modification, update, or new release thereof.

      3. Notification of Deposits. Simultaneous with the delivery to Fort Knox of the Deposit Materials or any Additional Deposit, as the case may be, Producer shall deliver to Fort Knox and to each Licensee a written statement specifically identifying all items deposited and stating that the Deposit materials or any Additional Deposit, as the case may be, so deposited have been inspected by Producer and are complete and accurate.









                                      25-2

                                     EX 1-125

      4.    Delivery of Fort Knox

      4.1 Delivery by Fort Knox to Licensees. Fort Knox shall deliver the Deposit Materials, or a copy thereof, to a Licensee only in the event that:

      (a) Producer notifies Fort Knox to effect such delivery to a Licensee of Licensees at a specific address or addresses, the notification being accompanied by a check payable to Fort in the amount of one hundred dollars ($100.00); or

      (b)   Fort Knox receives from any Licensee:

            (i) Written notification that Producer has failed in a material respect to support the applicable Systems as required by a license agreement ("License Agreement") between Licensee and Producer or that Producer has otherwise defaulted in a material respect under the License Agreement ("Producer Default");

            (ii)  evidence   satisfactory   to  Fort  Knox  that   Licensee  has
                  previously notified Producer of such Producer Default in writing;

            (iii) a written demand that the Deposit Materials be released and delivered to Licensee;

            (iv) a written undertaking from the Licensee that the Deposit materials being supplied to the Licensee will be used only as permitted under the terms of the License Agreement;

            (v)   specific instructions from the Licensee for this delivery; and

            (vi) a check payable to Fort Knox in the amount of one hundred dollars ($100.00).

      (c If the provisions of paragraph 4.1(a) are satisfied, Fort Knox shall, within five business days after receipt of the notification and check specified in paragraph 4.1(a), deliver the Deposit Materials in accordance with the applicable instructions.

      (d) If the provisions of paragraph 4.1(b) are met, Fort Knox shall, within five (5) business days after receipt of all the documents specified in paragraph 4.1(b), send by certified mail to Producer a photo static copy of all such documents. Producer shall have thirty (30) days from the date on which Producer receives such documents ("Objection Period") to notify Fort Knox of its objection ("Objection Notice") to the release of the Deposit Materials to a Licensee and to request that the issue of Licensee's entitlement to a copy of the Deposit Materials be submitted to arbitration in accordance with the following provisions:












                                      25-3


                                     EX 1-126

     (i) If Producer shall send an Objection Notice to Fort Knox during the Objection Period, the matter shall be submitted to, and settled by arbitration by, a panel of three (3) arbitrators chosen by the Atlanta Regional Office of the American Arbitration Association in accordance with the rules of the American Arbitration Association. The arbitrators shall apply Georgia law. At least one (1) arbitrator shall be reasonably familiar with the computer software industry. The decision of the arbitrators shall be binding and conclusive on all parties involved, and judgment upon their decision may be entered in a court of competent jurisdiction. All costs of the arbitration incurred by Fort Knox, including reasonable attorneys' fees and costs, shall be paid by the Producer. If, however, a Licensee refuses to submit to such binding arbitration, the matter shall not be submitted to arbitration and Fort Knox may submit the matter to any court of competent jurisdiction in an interpleader or similar action in accordance with paragraph 6(a) hereof.

     (ii) Producer may, at any time prior to the commencement of arbitration proceedings, notify Fort Knox that Producer has withdrawn the Objection Notice. Upon receipt of any such notice from Producer, Fort Knox shall reasonably promptly deliver the Deposit Materials to the Licensee in accordance with the instructions specified in paragraphs 4.19(b)(v).

     (e) If, during the Objection Period, Fort Knox has not received an Objection Notice from Producer, then Fort Knox shall reasonably promptly deliver the Deposit Materials to the Licensee in accordance with the instructions specified in paragraph 4.1(b)(v).

      4.2 Delivery by Fort Knox to Producer. Fort Knox shall release and deliver the Deposit Materials to Producer upon termination of the Agreement in accordance with paragraph 7(a) hereof.

      5. Indemnity. Producer shall indemnify and hold harmless Fort Knox and each of its directors, officers, agents, employees and stockholders ("Fort Knox indemnities") absolutely and forever, from and against any and all claims, actions, damages, suits, liabilities, obligations, costs, fees, charges, and any other expenses whatsoever, including reasonable attorneys' fees and costs, that may be asserted against any Fort Knox indemnitee in connections with this Agreement or the performance of Fort Knox or any Fort Knox indemnitee hereunder.

















                                      25-4


                                     EX 1-127

      6.    Disputes and Interpleader.

      (a) In the Event of any dispute between any of Fort Knox, Producer and/or any Licensee relating to delivery of the Deposit Materials by Fort Knox or to any other matter arising out of this Agreement, Fort Knox may submit the matter to any court of competent jurisdiction in an interpleader or similar action. Any and all costs incurred by Fort Knox in connection therewith, including reasonable attorneys' fees and costs, shall be borne by Producer.

      (b) Fort Knox shall perform any acts ordered by any court of competent jurisdiction, without any liability or obligation to any party hereunder by reason of such act.

      7.    Term and Renewal.

      (a) The initial term of this Agreement shall be two years, commencing on the date hereof (the "Initial Term"). This Agreement shall be automatically extended or an additional term of one year ("Additional Term") at the end of the Initial Term and at the end of each Additional Term hereunder unless, on or before ninety (90) days prior to the end of the Initial Term or an Additional Term, as the case may be, either party notifies the other party that it wishes to terminate the Agreement at the end of such term.

      (b) In the event of termination of this Agreement in accordance with paragraph 7(a) hereof, Producer shall pay all fees due Fort Knox and shall promptly notify all Licensees that this Agreement has been terminated and that Fort Knox shall return to Producer all copies of the Deposit Materials then in its possession.

      (c In the event of termination of this Agreement in accordance with paragraph 8(b) hereof, Producer shall promptly notify all Licensees that this Agreement has been terminated.

     8. Fees. Producer shall pay to Fort Knox fees in accordance with Exhibit A as compensation for Fort Knox's services under this Agreement.

      (a) Payment. Fort Knox shall issue an invoice to Producer following execution of this Agreement ("Initial Invoice"), on the commencement of any Additional Term hereunder, and in connection with the performance of any additional services hereunder. Payment is due upon receipt of invoice. All fees and charges are exclusive of, and Producer is responsible for the payment of, all sales, use and life taxes. Fort Knox shall have no obligations under this Agreement until the Initial Invoice has been paid in full by Producer.

     (b) Nonpayment. In the event of non-payment of any fees or charges invoiced by Fort Knox, Fort Knox shall give notice of non-payment of any fee due and payable hereunder to the Producer and, in









                                      25-5


                                     EX 1-128
such an event, the Producer shall have the right to pay the unpaid fee within ten (10) day period. Fort Knox shall give notice of non-payment of any fee due and payable hereunder to the licensee(s) and, in such event, the Licensee(s) shall have the right to pay the unpaid fee within ten (10) days of receipt of such notice from Fort Knox. Upon payment of the unpaid fee by either the Producer or the Licenee(s), as the case may be, this Agreement shall continue in full force and effect until the end of the applicable term. Failure to pay the unpaid fee under this paragraph 8(b) by both Producer and the Licensee(s) shall result in termination of this Agreement.

 9. Ownership of Deposit Materials. Fort Knox and Producer recognize and acknowledge that ownership of the

Deposit Materials shall remain with Producer at all times.

      10. Available Verification Services. Upon receipt of a written request from any Licensee, Fort Knox and such Licensee may enter into a separate agreement pursuant to which Fort Knox will agree, upon certain terms and conditions, to inspect the Deposit Materials for the purpose of verifying its relevance, completeness, currency, accuracy and functionality ("Technical Verification Agreement"). Upon written request from Producer; Fort Knox will issue to Producer a copy of any written technical verification report rendered in connection with such engagement. If Fort Knox and Liensee enter into such Technical Verification Agreement, Producer shall reasonably cooperate with Fort Knox by providing its facilities, computer systems, and technical and support personnel for technical verification whenever reasonably necessary. If requested by any Licensee, Producer shall permit one employee of such Licensee to be present at Producer's facility during any such verification of the Deposit Materials.

      11. Bankruptcy. Producer and Licensee acknowledge that this Agreement is an "agreement supplementary to" the License Agreement as provided in Section 365
(n) of Title 11, United States Code (the "Bankruptcy Code"). Producer acknowledges that if Producer as a debtor in possession or a trustee in Bankruptcy in a case under the Bankruptcy Code rejects the License Agreement or this Agreement, Licensee may elect to retain its rights under the License Agreement and this Agreement as provided in Section 365 (n) of the Bankruptcy Code. Upon written request of Licensee to Producer or the Bankruptcy Trustee, Producer or such Bankruptcy Trustee shall not interfere with the rights of Licensee as provided in the License Agreement and this Agreement, including the right to obtain the Deposit Material from Fort Knox.

      12.   Miscellaneous.

      (a) Remedies. Except for actual fraud, gross negligence or intentional misconduct, Fort Knox shall not be liable to Producer for any act, or failure to act, by Fort Knox in connection with this Agreement. Any liability of Fort Knox regardless of the cause shall be limited to the actual cost of new blank magnetic media. Fort Knox will not be liable for special, indirect, incidental or consequential damages hereunder.











                                      25-6


                                     EX 1-129

      (b) Natural Degeneration; Updated Version. In addition, the parties acknowledge that as a result of the passage of time alone, the Deposit Materials are susceptible to loss of quality ("Natural Degeneration"). It is further acknowledged that Fort Knox shall have no liability or responsibility to any person or entity for any Natural Degeneration. For the purpose of reducing the risk of Natural Degeneration, Producer shall deliver to Fort Knox a new copy of the Deposit Materials at lease once every three years.

      (c Permitted Reliance and Abstention. Fort Knox may rely and shall be fully protected in acting or refraining from acting upon any notice or other document believed by Fort Knox in good faith to be genuine and to have been signed or presented by the proper person or entity. Fort Knox shall have no duties or responsibilities except those expressly set forth herein.

      (d) Independent Contract; No Third Party Beneficiary. Fort Knox is an independent contractor, and is not an employee or agent of either the Producer or any Licensee. No Licensee is a party to this Agreement, and no Licensee shall have any rights hereunder, including, without limitation, any rights as a third party beneficiary. Producer shall make no representation to any Licensee that is inconsistent with this paragraph 11(d).

     (e) Amendments. This Agreement shall not be modified or amended except by another agreement in writing executed by the parties hereto.

      (f) Entire Agreement. This Agreement, including all exhibits hereto, supersedes all prior discussions, understandings and agreements between the parties with respect to the matters contained herein, and constitutes the entire agreement between the parties with respect to the matters contemplated herein. All exhibits attached hereto are by this reference made a part of this Agreement and are incorporated herein.

      (g) Counterparts; Governing Law. This Agreement may be executed in two counterparts, each of which when so executed shall be deemed to be an original and both of which when taken together shall constitute one and the same Agreement. This Agreement shall be construed and enforced in accordance with the laws of the State of Georgia.

      (h) Confidentiality. Fort Knox will hold and release the Deposit Materials only in accordance with the terms and conditions hereof, and will maintain the confidentiality of the Deposit Materials.

      (i) Notices. All notices, requests, demands or other communications required or permitted to be given or made under this Agreement shall be in writing and shall be delivered by hand or by commercial overnight delivery service which provides for evidence of receipt, or mailed by certified mail, return receipt requested, postage prepaid, and addressed as follows:










                                      25-7


                                     EX 1-130

            (i)   If to Producer:

                  to address listed on the signature page hereof

            (ii)  If to Fort:

                  Fort Knox Escrow Services, Inc.
                  3539-A Church Street
                  Clarkston, Georgia 30021-1717
                  Attn:  Contracts Administrator
                  Copy: Michael A. Payne
                  Vice President

      If delivered personally or by commercial overnight delivery service, the date on which the notice, request, instruction or document is delivered shall be the date on which delivery is deemed to be made, and if delivered by mail, the date on which such notice, request, instruction or document is received shall be the date on which delivery is deemed to be made. Any party may change its address for the purpose of this Agreement by notice in writing to the other parties as provided herein.

     (j) Survival. Paragraphs 5, 6, 8, 9 and 11 shall survive any termination of this Agreement.

      (k) No Waiver. No failure on the part of any party hereto to exercise, and no delay in exercising any right, power or single or partial exercise of any right, power or remedy by any party will preclude any other further exercise thereof or the exercise of any other right, power or remedy. No express waiver or assent by any party hereto to any breach of or default in any term or condition of this Agreement shall constitute a waiver of or any assent to any succeeding breach of or default in the same or any other term or condition hereof.























                                      25-8


                                     EX 1-131

      IN WITNESS WHEREOF each of the parties has caused its duly authorized officer to execute this Agreement as of the date and year first above written.

            Fort Knox Escrow Services, Inc.

            By:

            Title:


            Producer


            By:

            Title:  Vice President, Customer Support

            Address:    Remanco International, Inc.
                        260 Fordham Road
                        Wilmington, MA 01887
                        Attention:  Catherine J. Bedford





























                                      25-9

                                     EX 1-132

                                    EXHIBIT A


FEES ARE TO BE PAID TO PRODUCER SHALL BE AS FOLLOWS:

      Initialization fee (one time only)             $750

      Annual maintenance/storage fee                 $800/Product
      (includes one Deposit Material update)         (foreign $900)

      Annual registration fee                        FULL SERVICE

                                                     $150/Licensee
                                                     (foreign license $250)

                                                      ECONOMY SERVICE

                                                      $30/Licensee
                                                      (foreign license $50)

      Additional Updates                              $100/Product
      (above one per year)


PAYABLE BY LICENSEE OR DEVELOPER:

      Due Upon Licensee's or Developer's
      Request                                         for   Release  of  Deposit
                                                      Materials $100/Product per
                                                      Licensee   for  initial  2
                                                      hrs.

                                                      $50/hour for
                                                      additional hours






A ten percent discount is credited towards the initialization fee for current Fort Knox clients. Fees due upon receipt of signed contract or deposit material, whichever comes first. Thereafter, fee shall be subject to their current pricing, provided that such prices shall not increase by more than 10% per year.









                                      25-10


                                     EX 1-133

                                    EXHIBIT B


B-1  PRODUCT NAME:  Release 3.1 Software

VERSION #: 3.1.0.v62 and 3.1.0.f62



DESCRIPTION OF MATERIALS DEPOSITED:                   DATE:  November 1, 1994

      3.1 source code on tape Compiled version 3.1.0.v62 on tape Compiled version 3.1.0.f62 on tape 3.1 process specification


SUB-PRODUCT NAME:  Multi-Auth Software



VERSION #:  Multi-auth.2.68k and Multi-auth.2.88k



DESCRIPTION OF MATERIALS DEPOSITED:                   DATE:  November 1, 1994

      Multi-Auth source code on tape Compiled version multi-auth 2.68k on tape Compiled version multi-auth 2.88k on tape Multi-Auth process specification


SUB-PRODUCT NAME:  Security Software



VERSION #:  3.1.0.0.m.6K, 3.1.0.0.t.68k, 3.1.0.0.M.88k and 3.1.0.0.T.88k


DESCRIPTION OF MATERIALS DEPOSITED:                   DATE:  November 1, 1994

      Security source code on tape Compiled version 3.1.0.0.M.68k on tape Compiled version 3.1.0.0.T.68k on tape Compiled version 3.1.0.0.M.88k on tape Compiled version 3.1.0.0.T.88k on tape Security software process specification













                                      25-11


                                     EX 1-134

                                    EXHIBIT B


SUB-PRODUCT NAME:  Hard Drive Definition Software

VERSION #:  ST339 Disk Definition

DESCRIPTION OF MATERIALS DEPOSITED:                   DATE:  November 1, 1994

     Source code on tape Compiled version for primary drive Compiled version for secondary drive Process specification

SUB-PRODUCT NAME:  Unix Development Overlay

VERSION #:  68: and 88K versions

DESCRIPTION OF MATERIALS DEPOSITED:                   DATE:  November 1, 1994

     Source code on tape Compiled 68K version on tape Compiled 88K version on tape Process specification

SUB-PRODUCT NAME:  SSUpdate Program

VERSION #:  SSUpdate. Rev2

DESCRIPTION OF MATERIALS DEPOSITED:                   DATE:  November 1, 1994

      Source code on tape Compiled 68K version on tape Compiled 88K version on tape Process specification















                                      25-12


                                     EX 1-135

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.



                                    EXHIBIT C


                                    LICENSEES


COMPANY                       CONTACT
NAME & ADDRESS                PERSON           TELEPHONE         FACSIMILE

[**]                          [**]              [**]              [**]





































                                     25-13


                                     EX 1-136

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.



                                    EXHIBIT C


                                    LICENSEES


COMPANY                       CONTACT
NAME & ADDRESS                PERSON           TELEPHONE         FACSIMILE

[**]                          [**]              [**]              [**]





































                                      25-14


                                     EX 1-137

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.



                                    EXHIBIT C


                                    LICENSEES


COMPANY                       CONTACT
NAME & ADDRESS                PERSON         TELEPHONE         FACSIMILE

[**]                          [**]              [**]              [**]





































                                      25-15


                                     EX 1-138

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.



                                    EXHIBIT C


                                    LICENSEES


COMPANY                       CONTACT
NAME & ADDRESS                PERSON         TELEPHONE         FACSIMILE

[**]                          [**]              [**]              [**]





































                                      25-16


                                     EX 1-139

                    VISION 3.1 ESCROW ACCOUNT INVENTORY LIST


SOFTWARE RELEASE                                            PART NUMBER

     VISION RELEASE 3.1.0.V62 Rev 3 (source) 1 of 2P/N:90008404231 VISION RELEASE 3.1.0.v62 Rev 3 (source) 2 of 2P/N:90008404231 VISION RELEASE 3.1.0.v62 Rev 3 (distribution) 1 of 1 P/N:90008304211 VISION Security Tools Overlay 3.1.0.0.t.68k (distribution) 1 of 1 P/N:90008304218 VISION Manufacturing Security Overlay 68k (distribution) 1 of 1 P/N:90008304217 VISION RELEASE 3.1.0.f62 Rev 3 (source) 1 of 2P/N:90008404210 VISION RELEASE 3.1.0.f62 Rev 3
(source) 2 of 2P/N:90008404210 VISION RELEASE 3.1.0.f62 Rev 3 (distribution) 2 of 2 P/N:90008304210 VISION Security Tools Overlay 3.1.0.0.t.88k (distribution) 1 of 1 P/N:90008304216 VISION Manufacturing Security Overlay 88k (distribution) 1 of 1 P/N:90008304215 VISION Manufacturing Security Overlay/tools 68k & 88k (source) 1 of 1 P/N:90008404215 VISION 3.1 (pro spec) 1 of 1P/N:90101504210
VISION  4.1.0.0.m.88k  &  68k  VISION   3.1.0.0.t.88k&68k  (pro  spec)  1  of  1
P/N:90101504215

     68k Development Overlay R3v7.1 Rev 2 (source) 1 of 1P/N:90008404026 68k Development Overlay R3v7.1 Rev 2 (distribution) 1 of 1 P/N:90008304026 88k Development Overlay R32v3.1 Rev 2 (source) 1 of 1P/N:90008404028 88k Development Overlay R32v3.1 Rev 2 (distribution) 1 of 1 P/N:90008304028 88k Development UNIX Overlay Installation (pro spec) 1 of 1P/N:90101504028 68k Development UNIX Overlay Installation (pro spec) 1 of 1P/N:90101504026

     SSupdate Generator Overlay Rev 2 (source) 1 of 1P/N:90008403889 SSupdate Generator Overlay Rev 2 (distribution) 1 of 1 P/N:90008304093 SSupdate Overlay (pro spec) 1 of 1P/N:90101503888

     SEGATE ST3390N Installation Overlay (non-primary) (source) 1 of 1 P/N:90008404177 SEGATE ST3390N Installation Overlay (non-primary) (distribution) 1 of 1 P/N:90008304177 SEGATE ST3390N (344Mb) Hard Drive (pro spec) 1 of 1P/N:90101504177

     SEGATE ST3390N Disk Drive Definition Rev 1 (primary) (distribution) 1 of 1 P/N:90008304154 SEGATE ST3390N Disk Drive (pro spec) 1 of 1P/N:90101504054

     VISION 3.1 MULTI-AUTH (REMANCO FILES ONLY) 88K (shell scripts) 1 of 1 none VISION 3.1 MULTI-AUTH (REMANCO FILES ONLY) 68K (shell scripts) 1 of 1 none VISION MULTI-AUTH CREDIT CARD SYSTEM REL 2.0 (pro spec) 1 of 1P/N:90101504219











                                      25-17


                                     EX 1-140

                                    EXHIBIT K


                                     REMANCO
                             SYSTEM SUPPORT PROGRAM



Remanco's comprehensive System Support Program has been developed in response to the needs identified by our customers. The program offers support, maintenance and software services.







                          SYSTEM MAINTENANCE AGREEMENT


o Hardware Maintenance Coverage for All Remanco Equipment.


o Nationwide Field Service Technicians.


o Software Maintenance Releases and Corrective Software.


Software Support Agreement

o 24 Hour Coverage Provides Assistance When Needed.


o Trained Software Specialists Support Remanco Products Only.













               Remanco International, Inc. o Company Confidential

                                      26-1

                                     EX 1-141

                          SYSTEM MAINTENANCE AGREEMENT


o Remanco's equipment exchange methodology continually rebuilds your system and maximizes the return on your original investment.

o On-site repair by Remanco field service technicians who are fully trained in VISION Series II repair.

o Remanco's proprietary diagnostic and troubleshooting software installed on your system to pinpoint problems quickly.

o Scheduled preventative maintenance on your system to isolate and repair problems before they affect your business.

o  Telephone support from Remanco's hardware specialists.

o  Spare peripheral devices available at a discount.

     o Software Maintenance Releases and corrective software for materials and shipping charges only.

     o Flexible coverage schedules that allow you to choose the amount of coverage you want.


                            CUSTOMER RESPONSE CENTER


All System Support Program resources are accessed by calling Remanco's Customer Response Center toll free number.

                                  1-800-REMANCO

o  Continuous Operations, 24 Hours per day, 265 Days a year.

o  Central Coordination of All System Support Services.

o  All Service Calls are monitored until completion.

o  Veteran hardware and software specialists to support your system.

o Your site's service call history is stored on Remanco's on-line database for use as a troubleshooting tool.

o CRC location in Remanco's headquarters ensures access to all of Remanco's product support and engineering resources.




               Remanco International, Inc. o Company Confidential

                                      26-2

                                     EX 1-142

                           SOFTWARE SUPPORT AGREEMENT



o Support from Remanco's software specialists who are thoroughly trained on VISION Series II software.

     o Remanco's proprietary diagnostic and troubleshooting software helps pinpoint problems quickly.

     o Extended coverage options ensure that you receive assistance when you need it.

o  Immediate response to all "System Down" situations.

o Software specialists dial directly into VISION Series II systems to provide real time support.

o  Coverage 7 days a week.

































               Remanco International, Inc. o Company Confidential

                                      26-3


                                     EX 1-143

     ** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.



                                DISCOUNT SCHEDULE



        Number of                      Central                Multiple
       Processors                     Invoicing                 Site

          [**]                          [**]                    [**]
          [**]                          [**]                    [**]
          [**]                          [**]                    [**]
          [**]                          [**]                    [**]
          [**]                          [**]                    [**]
          [**]                          [**]                    [**]

Corporate Express I - FOH Mail-in program:  [**] off FOH list.

Corporate Express II - FOH Mail-in program:  [**] off FOH/BOH list.



                                WARRANTY PROGRAM


     RII's full system warranty provides customers complete on site hardware and seven by 24 hour software telephone support. The warranty period is 90 days from the date of system installation.






















               Remanco International, Inc. o Company Confidential

                                      26-4


                                     EX 1-144

** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT.

Authorized Distributor                    Territory/National Accounts

1.   [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]



2.   Remanco Metropolitan, Inc.           Metro New York

     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]
     [**]                                 [**]

3.   [**]                                 [**]

4.   [**]                                 [**]

5.   [**]                                 [**]

6.   [**]                                 [**]

7.   [**]                                 [**]















                                       27

                                     EX 1-145

                                    EXHIBIT M
                             DISTRIBUTION AGREEMENT
                                BUSINESS OUTLINE


Term:  5 years

Appointment: Remanco shall appoint MAI as an authorized reseller to sell Remanco's Point of Sale Systems to its hospitality customers who purchase MAI's Computerized Lodging Systems Software. MAI shall also be authorized to sell Remanco Point of Sale Systems to gaming business through its Gaming Systems International ("GSI") subsidiary. MAI's appointment does not include the right to appoint subdistributors or resellers, without Remanco's permission.

Price/Discount: MAI shall purchase Remanco products at the Remanco North American Distributor Price List, provided that for all bundled sales (POS Systems sold with PMS solutions), Remanco will offer additional discounts based upon number of terminals sold at levels to be determined.

Support: MAI will determine system configuration, provide warranty coverage, provide installation and training and all software and hardware support. Remanco shall provide secondary telephone support and standard warranty coverage to MAI
(not to end-users).

     Sales Cooperation: Remanco and MAI will recommend each other's products and provide sales leads to each other's designated Sales Contact.

National Accounts: MAI will not sell or service Remanco products in a Remanco Authorized Distribution ("RAD") territory without such RAD's prior approval.

     Remanco Covenants: Remanco will not sell POS systems to MAI's preferred CLS customers as specified by MAI without MAI's prior approval.

MAI Covenants: MAI will not sell POS systems to Remanco's National Accounts or established customer base without prior approval from Remanco. Further, MAI will not sell or service POS systems competitive with Remanco's POS systems during the term of this Agreement, except for sales to gaming businesses by GSI.


                                       28

                                    EX 1-146