Form 10-Q/A
period 1996-09-30
MAI SYSTEMS CORP
filed 1997-01-10
CIK 760436

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-Q/A


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

      None

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits.


        10.1** License  Agreement dated October 1, 1996 by and between the
               Company and Christian Rivadalla dba Enterprise Hospitality Solutions [**Confidential Treatment has been requested for certain portions of this document and the confidential portions of Exhibit 10.1 have been filed separately with the Securities and Exchange commission].



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

                                          MAI SYSTEMS CORPORATION
                                          (Registrant)


Date:   January 10, 1996                  /s/ William Brian Kretzmer
                                          William Brian Kretzmer
                                          Vice-President, Chief Financial
                                          Officer and Treasurer

                                      10-Q/A
                                 EXHIBIT INDEX




NUMBER                   EXHIBIT



 10.1     License  Agreement dated October 1, 1996 by and between the
          Company and Christian Rivadalla dba Enterprise Hospitality
          Solutions [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT
          10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]

                                                                  EXHIBIT 10.1



     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE COFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]


                                LICENSE AGREEMENT




     This LICENSE AGREEMENT ("Agreement") is made and entered into as of the 1st day of October, 1996 by and between MAI Systems Corporation, 9600 Jeronimo Road, Irvine, California 92718 ("MAI") and Christian Rivadalla d/b/a Enterprise Hospitality Solutions, with a place of business located at 1600 West Chandler Boulevard, Suite 260, Chandler, Arizona 85224 ("Licensor") with reference to the following facts:

     WHEREAS, Licensor possesses certain rights in a suite of commercial computer programs sometimes referred to as a "Hospitality Suite"; and

     WHEREAS, MAI desires to acquire an exclusive license to reproduce, market, distribute and otherwise exploit such software.

     NOW, THEREFORE, in consideration of the covenants and agreements contained herein, MAI and Licensor hereby agree as follows:

     1 DEFINITIONS

     1.1 "Derivative Work" shall mean, with respect to any program, any derivative work (as that term is defined in the Copyright Act of 1976) in whole or part based on, such program.

     1.2 "Documentation" shall mean, with respect to any version of Licensed Software supplied to MAI hereunder, Licensor's standard documentation for such version of Licensed Software sufficient to enable a user to use and to understand fully the use and operations of such version of the Licensed Software.

     1.3 "Effective Date" shall mean October 1, 1996.

     1.4  "Licensed  Software"  means the  software  identified  in Exhibit  "A"
attached hereto, including all currently existing versions thereof and all future versions, Derivative Works, enhancements, modifications and improvements thereof created by or under the authority of Licensor or any successor-in-interest to Licensor, and any other software developed by Licensor for the hotel, resort, hospitality, or gaming industries, but not including the Excluded Software identified in Exhibit "A". 1.5 "Net Revenues" shall mean amounts received by MAI in connection with the marketing, licensing, sale or other commercial exploitation of the Licensed Software, less (i) returns, and
(ii) any federal, state or foreign sales, excise, or other taxes or tariffs imposed on the licensing, manufacture and/or distribution of the Licensed Software (not including taxes on net income).

                                  EX 10.1 - 1

                                                                   EXHIBIT 10.1


     1.6 "Minimum Royalty Commencement Date" shall mean the date upon which the event described in paragraph 3 of Exhibit "D" occurs.

     1.7 "Source Materials" means, with respect to any program, any source code and related source documentation.

       2     DELIVERABLES

     2.1 Object Code. Licensor shall supply MAI upon execution hereof a copy of object code for the current version of the Licensed Software and a copy of any related Documentation, in a format and on media mutually agreed upon by Licensor and MAI. If at any time during the term of this Agreement, Licensor creates any enhancements, modifications, revisions, improvements or updates to any of the Licensed Software or Documentation, Licensor will promptly supply an object code copy of any such Licensed Software and a copy of any related Documentation to MAI, including alpha versions, beta versions and commercial release versions. Without limiting the foregoing, such versions shall be provided to MAI not later than the date any such version is provided by Licensor to any other preferred customer or licensee of Licensor.

     2.2 Source Code and Source Code Escrow. Notwithstanding that it is the intention of the parties that Licensor shall provide further development on the Licensed Software as required, and without limiting Licensor's development obligations as set forth in Section 8.3 hereof, MAI shall have access to Licensor's computer on which resides the source code for the current version of the Licensed Software and such versions of the Licensed Software as are developed pursuant to this Agreement. MAI's access to the source code shall be limited only by industry-standard procedures for source code control, and MAI is authorized to maintain a copy of the source code for the Licensed Software at its facilities. MAI shall have the right during the term of the Agreement to make any use of the source code not otherwise inconsistent with the terms and conditions set forth herein. Further, Licensor will deliver to Data Securities International, Inc. or another independent third party escrow agent mutually agreed upon by Licensor and MAI copies of all technical materials reasonably required for MAI to support, maintain and enhance the Licensed Software, including without limitation the full and complete Source Materials for the Licensed Software. Licensor shall deliver updated escrow materials into the escrow whenever there is a material or substantial improvement to the Licensed Software, and in any event whenever an updated or revised commercial release version of the Licensed Software is provided to MAI. MAI shall have the right to obtain from the escrow agent all escrow materials deposited in the escrow upon the occurrence of any of the following events: (i) a material breach by Licensor of this Agreement which remains uncured for a period of thirty (30) days after written notice thereof; (ii) the filing by or against Licensor of a proceeding under any bankruptcy or similar law, unless such proceeding is dismissed within thirty (30) days from the date of filing; (iii) any rejection or termination of this Agreement by Licensor or its successors or representatives, including without limitation any rejection or termination of this Agreement or any proposal to do so under Title 11 of the United States Code, as now constituted

                                  EX 10.1 - 2

                                                                   EXHIBIT 10.1


or hereafter amended or any other federal or state bankruptcy, insolvency, receivership, or similar law; (iv) failure of a trustee, including Licensor as debtor in possession, in any bankruptcy case hereafter filed by or against Licensor either to assume this Agreement within thirty (30) days after the filing of the initial bankruptcy petition or to perform this Agreement within the meaning of Section 365(a)(4)(i) of the Bankruptcy Code; (v) the termination of all or substantially all of Licensor's ongoing business operations relating to the subject of this Agreement; or (vi) any liquidation of Licensor, or any sale, assignment, or foreclosure of or upon assets that are necessary for the performance by Licensor of its responsibilities under this Agreement. In the event that Licensor or its successors or representatives reject or terminate this Agreement, including as contemplated under Section 365 of the Bankruptcy Code, it is acknowledged that this Agreement contemplates the manner in which MAI may retain its rights in the Licensed Software, including associated intellectual property rights, if MAI chooses to do so in accordance with Section 365(n) of the Bankruptcy Code. Any escrow agreement entered into to effectuate the provisions of this Section 2.2 is intended and shall be construed to constitute a contract supplementary to this Agreement for purposes of Section 365(n).



     3     EXCLUSIVE LICENSE

     General. On the terms and conditions set forth herein, Licensor hereby grants to MAI a worldwide license (a) to use, reproduce, distribute, transmit, publicly perform, publicly display, market, sell, license and otherwise exploit the Licensed Software and Documentation in any manner whatsoever and in and though any and all media and methods now known or hereafter invented, (b) to modify and create Derivative Works based on the Documentation and to exercise any and all of the foregoing rights with respect to such Derivative Works and
(c) to create Derivative Works based on the Licensed Software and to exercise any and all of the foregoing rights with respect to such Derivative Works. Such license rights shall be exclusive, except to the extent of Licensor's retained rights specified in Section 3.2. MAI shall provide one employee who shall be trained by Licensor as to Licensor's programming standards and only such employee (or other trained by such employee and approved by Licensor, which approval shall not be unreasonably withheld) shall have access to Licensor's core code.

     3.2 Retention of Rights by Licensor. Notwithstanding the grant of rights to MAI as set forth in Section 3.1, Licensor will retain the exclusive right to reproduce and distribute copies of the Licensed Software and Documentation solely to the retained customers of Licensor identified in Section 2 of Exhibit "B".

     3.3 Trademarks. Licensor hereby grants to MAI the right to use any title or trademark which Licensor uses to identify the Licensed Software in connection with MAI's marketing, distribution and exploitation of the Licensed Software and Documentation, provided that MAI shall not be obligated to use any such title or trademark and may elect in its sole discretion to use whatever trademarks or titles MAI may select to identify the Licensed Software.

                                  EX 10.1 - 3

                                                                   EXHIBIT 10.1

     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]

     3.4 No Obligation to Distribute Updated Versions. Although the Licensed Software includes all future versions, Derivative Works, enhancements, modifications and improvements to the current version of the Licensed Software created by or under the authority of Licensor or any successor-in-interest to Licensor, MAI shall have no obligation to distribute any such future versions, and MAI shall determine in its sole discretion what version(s) of the Licensed Software it will distribute and exploit.

     3.5 Ownership of Licensed Software. As between MAI and Licensor, Licensor shall, except to the extent of MAI's rights under this Agreement, own all title and proprietary rights, including without limitation copyrights, patents and trade secret rights, in the Licensed Software and Documentation.

       [**]

       5     LICENSOR SALES SUPPORT

     Upon MAI's request, Licensor will provide reasonable support and assistance to MAI in connection with promoting and marketing the Licensed Software, including providing up to five (5) days per month making joint sales calls on selected potential customers. Licensor will participate in trade shows and at speaking engagements as shall be reasonably required for the promotion of the Licensed Software. Licensor shall be reimbursed for its reasonable travel and lodging expenses incurred in the performance of its obligations under this Section, provided that they are approved in advance.

       6     LICENSOR WARRANTIES AND INDEMNIFICATIONS

     6.1 No Obligations or Restrictions. Licensor warrants, represents and agrees that (i) Licensor is under no obligation or restriction, nor will Licensor assume any such obligation or restriction, that does or would in any way interfere or conflict with, or that does or would present a conflict of interest concerning, the performance to be rendered by Licensor hereunder or the rights and license granted MAI hereunder; (ii) MAI shall be entitled to exercise and enjoy the benefit of its rights in the Licensed Software, the Documentation

                                  EX 10.1 - 4

                                                                   EXHIBIT 10.1


and the license herein granted to MAI; and (iii) the exercise by MAI of its rights in the Licensed Software and the Documentation shall not be adversely affected, interrupted or disturbed by Licensor or any person or entity asserting a claim under or through Licensor or as a result of any action by Licensor. Notwithstanding the foregoing, the MAI acknowledges that Licensor has heretofore granted an exclusive territorial license to the Licensed Software for Asia. Licensor shall exercise its best commercial efforts to terminate said license but in the event that it is unable to effect such termination, MAI's sole remedy shall be to reduce the payment required under Section 9.1 by Two Hundred Fifty Thousand Dollars (US$250,000) if at any time during the term of the license (a) MAI is restrained or enjoined from exploiting the Licensed Software in Asia or
(b) Harbans Singh or any entity with which he is affiliated is permitted to market the Licensed Software in Asia. MAI shall be entitled to deduct from the payments next due to Licensor the sum of Two Hundred Fifty Thousand Dollars (US$250,000) upon the occurrence of (a) or (b) above.

     6.2 Ownership. Licensor warrants, represents and agrees with respect to the Licensed Software and Documentation and materials provided to MAI by Licensor, that (i) Licensor has full and sufficient right to grant the rights and/or license granted to MAI hereunder free of all liens, claims, encumbrances and other restrictions; and (ii) the Licensed Software and Documentation, including all preexisting works used or incorporated in the Licensed Software or Documentation, does not infringe any patent, copyright, trademark or other intellectual property rights (including trade secrets), privacy, publicity or similar rights of any third party, nor has any claim (whether or not embodied in an action, past or present) of such infringement been threatened or asserted, and no such claim is pending against Licensor or, insofar as Licensor is aware, against any third party.

     6.3 No Code Designed To Damage. Licensor represents, warrants and agrees that to the best of Licensor's knowledge the Licensed Software shall not contain any code, programming instruction or set of instructions that is intentionally constructed with the ability to damage, interfere with or otherwise adversely affect computer programs, data files, or hardware without the consent and intent of the computer user, including without limitation code such as "viruses," "Trojan horses," "bombs," "worms," or similar disabling, destructive, self-replicating or paralyzing programs, or programs that interfere with use of the Licensed Software by locking-out computer users or requiring the use of passwords or other mechanisms that inhibit use, or programs that disable or interfere with use of the Licensed Software after the expiration of a designated period of time. Licensor shall promptly notify MAI of any Licensor knowledge or suspicion of any such problem that might affect the Licensed Software or any materials delivered to MAI by Licensor hereunder.

     6.4 Rights to Third-Party Materials. Licensor warrants, represents and agrees that the Licensed Software and Documentation do not and shall not incorporate or be derived from any third party software or other materials (collectively "Third-Party Materials") other than those described in Exhibit "C" or as otherwise disclosed in writing to MAI by Licensor prior to delivery of any applicable version of the Licensed Software, and that Licensor has or will have

                                  EX 10.1 - 5

                                                                   EXHIBIT 10.1


as of the date of delivery to Licensor sufficient authority to grant to MAI the rights and license provided hereunder with respect to any Third-Party Materials as incorporated in the Licensed Software or Documentation.

     6.5 Indemnification. Licensor shall defend and/or handle at its sole cost and expense, and indemnify MAI and hold it harmless from any liabilities to any third parties arising out of, and any costs and expenses of defending or settling (including reasonable attorneys' fees), any claim that the Licensed Software or the Documentation or any part thereof, or any exercise by MAI of any rights granted under this Agreement, infringes any copyright, patent, trade secret or other proprietary right. MAI shall notify Licensor in writing of any such claim promptly after MAI first learns thereof, shall tender sole control of the defense and settlement of such claim to Licensor, and shall provide Licensor with such reasonable assistance and cooperation as Licensor may reasonably request from time to time in connection with such defense. Licensor's indemnification obligations under this Section 6.5 shall not apply to the extent of that portion of any liabilities that arise from MAI' modification of the Licensed Software or the Documentation or MAI' combination of any such material with or into any other programs, data, devices, components or applications to the extent that portion of the liabilities would not have been incurred but for such modification or combination.

     6.6 Additional Remedies. If the Licensed Software or the Documentation becomes the subject of any claim or action subject to Section 6.5 and the right of MAI to use or distribute Licensed Software or the Documentation as permitted hereunder is enjoined, either preliminarily or permanently, then without limiting any of MAI's other rights or remedies, Licensor will at its expense immediately do whichever of the following can be accomplished with the least delay, disruption and adverse impact on the operation of MAI: (i) procure for MAI the right to continue using and distributing same as contemplated hereunder;
(ii) modify same to render same non-infringing (provided such modification does not adversely affect the functionality or performance of the Licensed Software); or (iii) replace same with equally suitable, functionally equivalent, fully compatible, non-infringing materials.

     6.7 Performance Warranties. Alpha and beta versions of the Licensed Software will be provided to MAI AS-IS. Licensor warrants, represents and agrees that any commercially released version of the Licensed Software provided to MAI hereunder will perform substantially in accordance with the Documentation for such Licensed Software, and Licensor agrees to use its best efforts to correct any non-conformity between the Licensed Software and its Documentation (a "Specification Non-Conformity"). Without limiting the foregoing, Licensor agrees to grant to MAI a warranty no less favorable than that granted to any other preferred customer or licensee of Licensor with respect to the Licensed Software.


     6.8 Disclaimer. EXCEPT AS SPECIFICALLY PROVIDED IN THIS AGREEMENT, LICENSOR MAKES NO OTHER WARRANTIES WITH RESPECT TO THE LICENSED SOFTWARE, EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

                                  EX 10.1 - 6

                                                                   EXHIBIT 10.1




       7     MAI REPRESENTATION AND INDEMNIFICATION

     7.1 Obligation to Promote the Licensed Software. So long as the Licensed Software contain features and functionality which make it reasonably comparable with other hospitality industry information management products available in the marketplace, MAI shall use commercially reasonable efforts commensurate with the revenue and profit potential of the Licensed Software to market the Licensed Software. Licensor acknowledges that there is no assurance that the Licensed Software will be successfully introduced in the marketplace, that the marketplace for products with the features and functionality comparable to the Licensed Software is highly competitive and the other products with similar features and functionality may be introduced by MAI's competitors which may negatively impact the prospects for the Licensed Software.

     7.2 Indemnification. MAI shall defend and/or handle at its sole costs and expense, and indemnify Licensor and hold it harmless from any liabilities to any third parties arising out of, and any costs and expenses defending or settling (including reasonable attorneys' fees), and claim based on any allegedly false representation regarding the Licensed Software made by any agent or employee of MAI not substantiated by the specifications set forth in the Documentation. Licensor shall notify MAI in writing of any such claim promptly after Licensor first learns thereof, shall tender sole control of the defense and settlement of such claim to MAI, and shall provide MAI with such reasonable assistance and cooperation as MAI may reasonably request from time to time in connection with such defense.

       8     TRAINING, SUPPORT, MAINTENANCE AND ON-GOING
             DEVELOPMENT AND CUSTOMIZATION SERVICES

     8.1 Training. Upon MAI' request, Licensor shall make available at mutually agreed times at an MAI facility one or more qualified Licensor employees to provide training to personnel of MAI. Except as may be otherwise agreed by the parties in writing, MAI shall pay for such training services at Licensor's then standard rates for time, materials and related charges. Notwithstanding the foregoing, MAI agrees to engage as an employee or consultant at least one qualified trainer of the Licensed Software and Licensor agrees that the recruitment and engagement of such person, if an employee of Licensor, shall not give rise to any cause of action by Licensor against MAI.

     8.2 Support and Maintenance. Licensor shall provide MAI and MAI's customers support and maintenance services for the Licensed Software no less extensive than the support and maintenance services provided to any preferred customer of Licensor. Without limiting the foregoing, Licensor shall provide MAI with telephonic consultation and support, expedited response times and correction of critical Specification Non-Conformities that materially impact use of the

                                 EX 10.1 - 7

                                                                   EXHIBIT 10.1

     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED
SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]

Licensed Software and reasonable response times and corrections for less critical Specification Non-Conformities and copies of diagnostic and support materials made available to its preferred customers, and Licensor shall answer MAI's reasonable inquiries relating to characteristics, operation, installation and performance of the Licensed Software. MAI shall provide first and second level support to End Users. Licensor shall provide third level support to End Users. Licensor shall advise MAI if it believes its third level support burden is excessive and the parties will negotiate a solution in good faith. If MAI encounters a customer technical support problem which MAI is unable to resolve, Licensor will provide reasonable assistance in attempting to resolve such problem, which may include including contacting and/or dialing into the customer, as appropriate.

     8.3 Development Requirements. As further consideration for the royalties paid and payable to Licensor hereunder, during the term of the Agreement, Licensor shall participate in MAI's product planning meetings and shall utilize its best efforts to provide revisions and enhancements to the Licensed Software which meet the specifications determined at such planning sessions, or as otherwise reasonably requested by MAI. Further, Licensor shall provide such customization services as MAI shall require for its licensees. In connection with such customization services, MAI shall deliver to Licensor the customization specifications and Licensor shall respond with the cost for such customizations. MAI shall then advise Licensor whether or not to provide such customization. In the event that such customization is provided, MAI shall pay Licensor directly for such customization and shall deduct the customization charge from the Net Revenues received from its customer in connection with the customized Licensed Software. If MAI subsequently licenses the same customization to another customer, the revenues attributable to such customization shall be included in Net Revenues. MAI shall further reimburse Licensor for its reasonable travel and lodging expenses incurred in attending the planning meetings.

       9     PAYMENTS AND ROYALTIES

     In consideration of the rights and licensed granted to MAI by Licensor, and subject to the terms and conditions set forth in this Agreement, MAI shall pay Licensor the following consideration:

     9.1 License Acquisition Fee. MAI shall pay to licensor in cash (except as provided in (e) below) the sum of [**] payable in installments as follows:

     (a) [**]

     (b) [**] on the first to occur of (i) completion of the first installment of the Licensed Software or (ii) December 31, 1996;

                                  EX 10.1 - 8

                                                                    EXHIBIT 10.1


     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]


     (c) [**] on the last to occur of (i) April 30, 1997 or (ii) five (5) days following attainment of the "4/30/97 Milestone" referred to in Exhibit "D";

     (d) [**] on the last to occur of (i) September 30, 1997; (ii) six months from occurrence of the "4/30/97 Milestone" or (iii) or five (5) days following attainment of the "9/30/97 Milestone" referred to in Exhibit "D"; and

     (e) [**] in cash (or at the option of MAI, freely tradeable common stock of MAI with a fair market value on the date of delivery to Licensor) on the second to occur of (i) seven months following attainment of the "9/30/97 Milestone" referred to in Exhibit "D" or (ii) April 30, 1998.

     9.2 Royalties. Except as provided in Exhibit B MAI shall pay Licensor as a royalty a sum equal to the greater of [**] derived from the marketing, licensing, sale or other commercial exploitation of the Licensed Software on or after the Effective Date. Notwithstanding any other clauses of this Agreement, no royalty payments shall be paid to Licensor attributable to up to twelve (12) copies of the Licensed Software during each successive twelve (12) month period commencing on the Effective Date distributed for promotional, demonstration or evaluation purposes and for which MAI is not paid.

       10    ACCOUNTING

     10.1 Periodic Statements. Within sixty (60) days following the end of any MAI fiscal quarter for which this license is in effect, MAI shall furnish to Licensor a written accounting statement regarding the Licensed Software, including information relating to the calculation of Net Revenues for that quarter (the "Royalty Statements"). Delivery of each such statement for any quarter shall be accompanied by payment of the appropriate amount of royalties for such quarter. Payments shall be in U.S. funds.

     10.2 Audit Rights. Upon at least fifteen (15) days prior written notice from Licensor to MAI and at Licensor's sole cost and expense, Licensor shall have the right, not more often than once per year, to inspect such of MAI's business books and records as may reasonably be necessary for it to verify the accuracy of any Royalty Statement rendered by MAI within the twenty-four (24) month period immediately preceding the date of the inspection. Except on account of an act of fraud by MAI, the information contained in a Royalty Statement shall be conclusively deemed correct and binding upon Licensor unless specifically challenged by written notice from Licensor within twenty-four (24) months from the date such Royalty Statement was delivered to it. Any inspection of MAI's books and records pursuant to this Section 10.2 shall be conducted by Licensor at MAI's premises and only during MAI's normal business hours and in a manner which does not unreasonably interfere with MAI's business operations. Except o account of an act of fraud by MAI.

                                  EX 10.1 - 9

                                                                    EXHIBIT 10.1


     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]





     10.3 No Assurances. Licensor acknowledges and agrees that there is no assurance that the Licensed Software will be successfully introduced in the marketplace by MAI or that, if introduced, the Licensed Software will generate revenues of any specific magnitude. Except as provided in Section 7.1, Licensor agrees that MAI shall have the right in its sole discretion at any time to discontinue marketing of the Licensed Software at any time, provided that MAI agrees that during the period following the expiration of the fourteenth consecutive MAI fiscal quarter commencing after the Minimum Royalty Commencement Date, MAI will include the Licensed Software in its product offerings available for order from MAI so long as MAI reasonably determines that the Licensed Software continues to provide features and functionality comparable to competing products.

       11    FAILURE TO MEET TARGETS

     11.1 Semi-Annual Targets. In the event that, with respect to any period of two consecutive MAI fiscal quarters beginning with the first fiscal quarter that commences following the Minimum Royalty Commencement Date, the total royalties payable by MAI to Licensor with respect to any such two quarter period pursuant to Section 9.2 are less than [**], MAI shall have the right, but not the obligation, to make an additional payment (the "Semi-Annual Shortfall Payment") to Licensor concurrently with the delivery of the last Royalty Statement for such two-quarter period equal to the difference between [**] and the royalties otherwise payable to Licensor with respect to such period.

     11.2 Annual Targets. In the event that, with respect to the following periods of four consecutive MAI fiscal quarters, the total royalties payable by MAI to Licensor with respect to any such period (including any Semi-Annual Shortfall Payments) are less than the target specified (the "Minimum Annual Target"), MAI shall have the right, but not the obligation to make a payment (the "Annual Shortfall Payment") to Licensor concurrently with the delivery of the last Royalty Statement for such four-quarter period equal to the difference between the applicable Minimum Annual Target specified below and the royalties otherwise payable to Licensor with respect to such period:

                                  EX 10.1 - 10

                                                                    EXHIBIT 10.1

     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]

Annual Period                                         Minimum Annual
Royalty Target

[**] MAI fiscal quarters
commencing after the Minimum
Royalty Commencement Date                             [**]


[**] MAI fiscal quarters
commencing after the Minimum Royalty
Commencement Date                                     [**]

[**] MAI fiscal quarters
commencing after the Minimum Royalty
Commencement Date                                     [**]


     11.3 Consequences of Failure To Meet Targets. Any such Semi-Annual Shortfall Payment or Annual Shortfall Payment shall constitute an advance fully recoupable from royalties otherwise payable to Licensor for subsequent quarterly periods. In the event the total royalties payable by MAI to Licensor with respect to any such two-quarter period or four-quarter period are less than the Minimum Two-Quarter Target or the applicable Minimum Annual Target, and MAI does not elect to make a Semi-Annual Shortfall Payment or Annual Shortfall Payment, as applicable, for such period, Licensor shall have the right, as its sole and exclusive remedy, to obtain a non-exclusive right to exercise those rights granted to MAI pursuant to Section 3.1, thereby rendering MAI's rights to that extent non-exclusive.

     11.4 Minimum Per Unit Royalties. Notwithstanding anything herein to the contrary, pursuant to Section 9.2 Licensor shall be paid not less than [**] per property at which the Licensed Software is installed. Upon written notice from either party, not more frequently than once annually, the parties shall negotiate in good faith modifications to the Minimum Per Unit Royalty.

     12 RIGHT OF FIRST REFUSAL ON CERTAIN PRODUCTS; OPTION TO PURCHASE LICENSOR SHARES

     12.1 Right of First Refusal. In the event that Licensor seeks to dispose of its rights, in whole or in part, to any software product for use outside the hotel, resort, hospitality or gaming industries, MAI shall have a right of first refusal to acquire such right or rights on the same in terms and conditions as such rights are offered to any third party. In the event that MAI does not agree to such terms and conditions within sixty (60) days following written notice from Licensor setting forth the terms and conditions, Licensor shall be free to convey such rights on such terms and conditions to a third party.

                                  EX 10.1 - 11

                                                                    EXHIBIT 10.1






     12.2 Option to Acquire Support and Maintenance Agreements. MAI shall have the right, but not the obligation, to acquire support and maintenance agreements between Licensor and its licensees pertaining to the Licensed Software. In the event that MAI exercises its option, Licensor shall assign to MAI, and MAI shall assume from Licensor all of the rights and obligations under such agreements (but MAI shall not assume liability for any claims, asserted or unasserted, against Licensor which may have arisen on account of the alleged actions of Licensor prior to assignment of the agreement). MAI shall negotiate in good faith the appropriate royalty for each support and maintenance agreement acquired pursuant to this Section.

     12.3 Right of First Negotiation and Right of First Refusal. In the event that Licensor seeks to sell all or part of its assets or any interest in a successor partnership, and seeks to sell a controlling interest in such entity), Licensor shall first negotiate in good faith with MAI for the sale of such assets (or interest) to MAI. If the parties are unable to reach agreement on the terms and conditions of such a sale, Licensor may notify MAI that if any agreement is not reached within ten (10) days of the effective date of such notice, Licensor may enter into negotiations with a third party for the sale of such assets of interest. Prior to entering any agreement to sell all or part of its assets, or any interest in a successor entity, Licensor shall have the right to purchase such assets or interest on substantially the same economic terms and conditions set forth in any bona fide offer made to Licensor. MAI shall have thirty (30) days following the effective date of notice of such offer to elect whether or not to exercise the rights granted herein, and shall have an additional fifteen (15) days within which to complete such transaction. If MAI fails to timely notify Licensor of its intention to purchase, or to timely complete the transaction, Licensor may complete the transaction. If the material economic terms of the transaction are modified following MAI's failure to exercise its rights hereunder, Licensor shall renotice MAI of the transactions and MAI shall have the same time periods within which to exercise the rights granted herein. Any transaction not completed within ninety (90) days after the effective date of MAI's failure to give notice of its intention to complete the transaction shall be deemed to have been abandoned by Licensor.

     13 TERM AND TERMINATION

     Subject to MAI's rights as set forth in Section 10.3, the term of this Agreement shall commence on the date of this Agreement and continue until terminated in accordance with any provision of this Agreement.

     14    DEFAULT

     14.1 Defined. For purposes hereof, a default by either party ("Default") shall be deemed to occur upon such party's material breach of this Agreement, which breach continues uncured for a period of thirty (30) days after receipt of written notice thereof from the other party hereto.

                                  EX 10.1 - 12

                                                                    EXHIBIT 10.1





     14.2 Remedies. Upon any Default, either party shall have the right, without limiting any of its other rights or remedies hereunder or at law or in equity, to seek recovery of all damages to which it may be entitled and to pursue its other rights and remedies. The parties hereby expressly waive any right to injunctive or other equitable relief, whether based on statute, common law, or otherwise, arising out of any alleged Default by the other, and agree that their sole and exclusive remedy in the event of any Default by MAI shall be an action at law for damages.

     15 ACTUAL DAMAGES

     The liability of either party under this Agreement for any reason whatsoever, including, but not limited to negligence, will be limited to the amount of actual damages suffered by the other party, and EXCEPT FOR CLAIMS ARISING UNDER SECTIONS 6 OR 7, NEITHER PARTY WILL BE LIABLE TO THE OTHER FOR INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES, WHETHER OR NOT SUCH PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

     16 MISCELLANEOUS

     16.1 Notices. All notices or other communications required hereunder shall be in writing and delivered personally or sent by certified mail, return receipt requested, by facsimile machine, or by a reputable courier service to the parties at the addresses set forth on the first page of this Agreement or at such other addresses as shall be designated in writing from time to time by either party to the other in accordance with this Section 16.1. Such notice shall be effective on the third business day following deposit thereof in the mail or with any courier, provided that it shall be effective on the next business day following any such deposit for next-day delivery, and shall be effective upon receipt if delivered personally or via facsimile.

     16.2 Agreement. This Agreement constitutes the entire understanding and agreement between Licensor and MAI with respect to the transactions contemplated herein and supersedes any and all prior or contemporaneous oral or written communications with respect to the subject matter hereof (other than any contemporaneous maintenance agreement executed by the parties), all of which are merged herein. There being no expectations to the contrary between the parties hereto, no usage of trade or other regular practice or method of dealing between the parties hereto shall be used to modify, interpret, supplement or alter in any manner any express terms of this Agreement. This Agreement shall not be modified, amended or in any way altered except by an instrument in writing signed by an authorized representative of Licensor and by an authorized representative of MAI. Except as specifically provided herein, no remedy available to either party hereunder or relating hereto shall be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. No waiver of any provision of this Agreement or any rights or obligations of either party hereunder shall be effective, except pursuant to a written instrument signed by the party or parties waiving compliance, and any such waiver shall be effective only in the specific instance and for the specific purpose stated in such writing.

                                  EX 10.1 - 13

                                                                    EXHIBIT 10.1




     16.3 Force Majeure. Neither party shall be responsible for delays or failures in performance hereunder to the extent that such party was hindered in its performance by any act of God, civil commotion, labor dispute, or any other occurrence beyond its reasonable control and without its fault or negligence.

     16.4 Law. This Agreement shall be construed and enforced in accordance with the internal laws of the State of California applicable to contracts wholly executed and wholly to be performed therein.

     16.5 Survival. The rights and obligations of the parties under Section 6 shall survive any termination of the license or of this Agreement for any reason whatsoever.

     16.6 No Joint Venture. Nothing contained herein shall be deemed to create a joint venture or partnership or agency relationship between Licensor and MAI. Neither party shall have the right or authority to, and each party shall not, assume or create any obligation or responsibility, express or implied, on behalf of or in the name of the other party or bind the other party in any manner. Nothing set forth herein shall be deemed to confer upon any person or entity other than the parties hereto a right of action either under this Agreement or in any manner whatsoever.

     16.7   Severability.   If  any   provision   hereof  is  found  invalid  or
unenforceable pursuant to judicial decree or decision, the remainder of this Agreement shall remain valid and enforceable according to its terms.

     16.8 Section References. Any reference herein to a Section shall constitute a reference to all sub-sections thereof.





                                  EX 10.1 - 14

                                                                    EXHIBIT 10.1


     16.9 Assignment. Neither party shall assign its rights hereunder to any person, firm or entity (other than a wholly-owned subsidiary or a parent which wholly owns such party) without the written consent of the other.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



                                               ___________________________
MAI SYSTEMS CORPORATION                        By: /s/ Christian Rivadalla
                                                   President
By: /s/ George G. Bayz
    _____________________________

By: _____________________________


Title: President & COO



























                                  EX 10.1 - 15

                                                                    EXHIBIT 10.1



                                   Exhibit "A"

                              The Licensed Software



     Excluded Software. Intranet property management system for properties of one hundred rooms or less.




























                                  EX 10.1 - 16

                                                                    EXHIBIT 10.1


     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]

                                   Exhibit "B"


1.     Special Royalty Accounts

       For the following specifically enumerated accounts, the following royalty rates shall apply:

       [**]

             Revenue Category                         Royalty

             Software License                         [**]
             Rollout and Professional Services        [**]
             On-Going Support                         [**]

2.     Retained Accounts

       MAI shall not market the Licensed Software into the following accounts without the advance written consent of Licensor, which may be withheld for any reason whatsoever:

       [**]



                                  EX 10.1 - 17

                                                                    EXHIBIT 10.1

                                      Exhibit "C"

                                  Third Party Materials































                                  EX 10.1 - 18

     EXHIBIT  10.1

     [**CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THIS DOCUMENT AND THE CONFIDENTIAL PORTIONS OF EXHIBIT 10.1 HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION]

                                      Exhibit "D"


                                   Milestone Schedule



1.     [Description of [**] milestone ( 9.1(c))]

2.     [Description of [**] milestone ( 9.1(d))]

3.     [Description of milestone precedent to obligation to pay royalties [9.2]

     "Minimum Royalty Commencement Date" shall be the first day of the calendar year quarter following the attainment of the [**] Milestone."