Form 10-K405
period 1996-12-31
MAI SYSTEMS CORP
filed 1997-03-31
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

                        -------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

                        -------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's Certificate of Incorporation authorizes the issuance of 25,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock are currently being distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At March 25, 1997, the number of issued and outstanding shares of the Company's Common Stock was 8,643,776 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 25, 1997 was approximately $ 39,360,266. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's 1994 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 1996 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 20, 1997 are incorporated herein by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

         MAI Systems Corporation provides total information technology solutions primarily to the hospitality, resort and destination industry and to midsized process manufacturers. The solutions provided by the Company typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally the Company's proprietary software, or software which is licensed to the Company on an exclusive or non-exclusive basis. The hardware, peripherals and networking systems are generally third-party products which the Company distributes. Directly and through its arrangement with Olivetti North America and Olivetti Canada Ltd., the Company provides on-site service and support to users of its network and systems hardware.

         The Company was incorporated under the laws of the State of Delaware on September 6, 1984. The Company's name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. As used herein, the terms the "Company" and "MAI" include MAI Systems Corporation and its subsidiaries unless the context indicates otherwise. The Company commenced operations on January 29, 1985.

                           DESCRIPTION OF THE BUSINESS

         MAI's mission is to put in place long-term information technology partnerships with its customers by designing, installing and supporting customer-specific total information management solutions. Focusing primarily on the hotel, motel and resort destinations industry and solutions for midsized process manufacturers, it designs, sells, installs and supports information management solutions featuring complex wide area networks ("WANs") and local area networks ("LANs"). It provides a wide array of products and services to its installed base of approximately 7,000 customers and continues to make direct sales of products and services which enhance, upgrade and extend the useful life of the Company's legacy systems.

         MAI markets its products and services primarily through a team selling approach, which utilizes the Company's nationwide network of sales offices. The Company also markets certain products and services through a limited number of distributors, independent value-added resellers ("VARs"), authorized service representatives and independent software vendors ("ISVs").

         The Company's activities are conducted principally in the United States, Canada, the United Kingdom, the Netherlands, Hong Kong, Singapore and Mexico. The Company also operates subsidiaries in Puerto Rico and Venezuela and operates offices in the People's Republic of China and Malaysia. Additionally, the Company sells its products through indirect channels in the United States and abroad. These independent channels include VARs, distributors, ISVs and local sales agents.

         The Company provides on-site service and help support desk services to its customers in the United States, Canada, the United Kingdom, the Netherlands, Puerto Rico and Venezuela. In the United States and Canada, the Company and its subcontractors, Olivetti North America, Inc. and Olivetti Canada, Ltd. (sometimes collectively referred to as "Olivetti"), provide on-site services to the Company's new and legacy system customers. The company's foreign distributors provide support services to their customers in countries where the Company does not have its own support organization.

PRODUCTS AND SERVICES

         In 1996, the Company's revenue was derived from the following sources:


                                                                    Percentage of Total
                                                                           Revenue
Software, networks and professional services                                   %
  Software sales .................................................           12.0%
  Network and computer equipment .................................           24.7%
  Professional services ..........................................           19.9%
    Total ........................................................           56.6%
Legacy systems ...................................................           43.4%
                                                                             -----

Total ..................................................                    100.0%
                                                                            ======


         Products and Services

         MAI designs, implements, maintains and supports total information system solutions utilizing complete WANs and LANs. In conjunction with these solutions, the Company's approach is to analyze a customer's information system requirements, propose a solution and then design, integrate, install and maintain the system. One of the principal objectives of the Company is to help its customers utilize their data across their entire enterprise so that information that was once limited to one area of a business can now be available to other areas where it can be utilized for new purposes. Once a system is on-line, the Company typically continues its relationship with the customer by providing around-the-clock telephonic support and, through its partnership with Olivetti, on-site field support. The systems designed by the Company utilize the Company's industry-leading property management system for hotels, resorts and destinations and enterprise resource planning ("ERP") applications software for midsize process manufacturers, which the Company markets with industry-standard hardware and software products from leading technology vendors including Cisco Systems, Compaq Computer, Hewlett Packard, IBM, Larscom, Microsoft and Novell. Additionally, the Company resells telecommunication services and equipment, including wide bandwidth T1 lines, which enable its customers to achieve maximum utilization of their networks.

         Products for Hotels, Resorts and Destinations

         The Company markets three property management systems. Hotel CompuSystem II has been marketed by the Company since 1990, when the Company acquired Computerized Lodging Systems ("CLS"). In August 1996 the Company acquired Hotel Information Systems, Inc. ("HIS") and began marketing its Paragon product line. In October 1996, the Company became the exclusive distributor of the Lodging Touch International products from Enhanced Hospitality Solutions. Each of the product lines has features which make it particularly well-suited to a different segment of the hospitality marketplace. In addition, the Company markets the Gaming Systems International ("GSI") products for the gaming industry.

         Hotel CompuSystem II, which targets hotels and resorts in the 300 to 1,000 room range, runs under UNIX. Hotel CompuSystem II is full-featured and provides customers with front desk, night audit, housekeeping and numerous other functions. Additionally, the CLS products interface to more than 250 other hospitality-related information system products, such as point-of-sale systems, telephone call monitoring systems and minibar maintenance systems. The ease of connectivity with third-party products is one of the system's competitive advantages. Hotel CompuSystem II is installed in over 2,000 sites worldwide.

         The Paragon property management system, from HIS, is designed to serve the needs of larger hotels and resorts. Running on IBM AS/400 or System 36 minicomputers, the Paragon product line provides the full range of features and functionality required by premier properties, such as Disneyland Paris or Renaissance Hotels International. Paragon is installed in more than 1,200 hotels and resorts around the world, and is a major presence in the Pacific Rim.

         The Lodging Touch International ("LTI") products comprise a state-of-the-art suite of products designed to take full advantage of the versatility of Microsoft's Windows 95 and Windows NT operating systems. They are the industry's first fully graphical products and the only ones to fully utilize the features of the Windows operating system. With the LTI products, MAI has been named a Microsoft Solutions Partner.

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

Products for Process Manufacturing

         MAI develops and markets MANBASE and CIMPRO, both of which are ERP applications, used by midsize process manufacturers. The Company's typical customer generally has annual revenues between $50 million and $500 million. These manufacturers convert raw materials into finished goods or into products used to manufacture other goods. Typical users of the Company's ERP product would be manufacturers who convert raw milk into cheese and other dairy products, or pharmaceutical manufacturers who convert raw chemicals into medicinal products. These process manufacturers have unique requirements in quality control, regulatory compliance, inventory control and production planning that require an integrated application and system solution.

         CIMPRO, which the Company acquired from Datalogix International, Inc., a subsidiary of Oracle Corporation, in March 1997, offers a fully integrated modular system for complete support of process manufacturing planning and tracking, including inventory, production, supply chain management, costing, accounting, electronic data interchange ("EDI") and regulatory compliance. CIMPRO's customer base is primarily food, chemical and pharmaceutical manufacturers.

         MANBASE, the rights to which the Company reacquired in May 1996, also offers a fully integrated ERP application for process manufacturers. MANBASE has been sold primarily to food manufacturers and has many features which are tailored for the unique requirements of this industry.

         The Company intends to provide continuing support for its MANBASE customers but will concentrate its sales efforts on the CIMPRO product.

         Other Solutions

          In certain instances, the Company will provide customers outside its core markets with integration and implementation services. These customers utilize the Company's professional services, consulting, network and system products and/or partner products, to rehost their legacy application to modern client/server technology. These customers do not use the Company's hospitality or process manufacturing applications, but have an in-house or third party application. Since this is a highly competitive business, the Company provides this service only to customers with a long-standing relationship to the Company whose needs are uniquely matched to its services. MAI's products and services give these customers a single-source network and system solution with rapid implementation and integration.

         Legacy/ Maintenance

         The Company continues to provide principally maintenance services to its installed base of customers. These products and services are designed to enable customers to benefit from their investment in the Company's host-based information systems. The Company's OpenBASIC application environment permits customers using application software written in the Business BASIC programming language to continue to use such application software on selected hardware platforms designed for the UNIX, MS-DOS and Novell environments. Optional OpenBASIC modules permit developers to enhance their Business BASIC applications by integrating them with popular UNIX and MS-DOS/Microsoft Windows software.

         With its own personnel and through an outsource agreement with Olivetti North America, Inc. in the United States and with Olivetti Canada Ltd. in Canada, and directly in Venezuela and Puerto Rico, the Company offers on-site repair and warranty service and around-the-clock telephonic support to its customers. The Company also provides a range of customer education, training and consulting services for its application software packages and hardware and horizontal software products. These services are offered to the Company's customers as part of the Company's strategy of supplying the total information solution to its customers.

         The Company markets a family of upgradeable, industry-standard platforms based upon IBM RISC and Intel Corporation microcomputer technology and featuring the Company's OpenBASIC application environment running under various UNIX-based operating systems. These products provide cost-effective, multi-user solutions for customers whose needs range from entry-level systems to midsize, multiprocessor systems that support up to 500 users.

MARKETING AND SALES

         MAI markets its products and services primarily through a team-selling approach, which utilizes the Company's nationwide network of sales office and its Irvine, California-based account representatives. The Company also markets certain products and services through a limited number of VARs, authorized service representatives and ISVs.

         In the United States, the Company's systems are marketed by a direct sales and marketing organization which included, as of February 28, 1997, 113 sales and marketing personnel located in the corporate headquarters and five satellite offices. In addition, the Company markets its systems internationally through its subsidiaries which operate in Canada, the Netherlands (and in the United Kingdom through a branch office), Mexico, Hong Kong, Singapore, Puerto Rico and Venezuela and through various distributors that are exclusive in their jurisdictions. The Company's international subsidiaries employed, as of February 28, 1997, 86 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, Singapore, Malaysia, the People's Republic of China and Venezuela. Additionally, the Company also sells its products through indirect channels both within and outside the United States. These indirect channels include VARs, distributors, ISVs and local sales agents.

         During 1996, the Company's aggregate revenue was derived from geographic areas as follows:

                                                                    Percentage of Total
                                                                           Revenues
United States ............................................                   85.6%
Canada ...................................................                    9.2%
Pacific Rim ..............................................                    2.7%
Other Areas ..............................................                    2.5%
                                                                            -----
         Total ...........................................                  100.0%
                                                                            =====


         The financial performance of the Company is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 5.2% of the Company's 1996 revenues were generated outside the United States and Canada, the risk associated with these foreign operations in relation to the Company's overall financial performance is low.

SUPPORT AND MAINTENANCE

         The provision of around-the-clock customer service is a cornerstone of the Company's business. As of February 28, 1997, the Company had software support agreements with approximately 3,000 customers. Additionally, it had hardware maintenance agreements with approximately 4,000 other customers. The Company employs approximately 40 technicians to provide support for the Company's applications software products.

         Telephonic support, which is primarily to assist licensees of the Company's applications products, is provided from the Company's response centers located in Irvine, California, Dallas, Texas, Singapore and the United Kingdom. The Company utilizes the latest developments in telephony and artificial intelligence-enhanced technology to enable its support technicians to quickly identify and resolve customers' software related computing problems.

         The Company's maintenance services are generally provided pursuant to individual maintenance contracts with customers, although time and material services are provided in some areas. Such support and maintenance are of varying duration, provide annual cancellation rights and require advance payment of fees to the Company. Substantially all of the revenue earned by maintenance operations is invoiced to customers in advance.

PRODUCTION AND PROCUREMENT

         In response to market demand for standardized hardware and software products, all of the Company's current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment. At present, the Company has relationships with a number of suppliers including Cisco Systems, Compaq Computer, Hewlett Packard and IBM and distributors such as MicroAge and Ingram Micro. Management believes that these relationships have enabled the Company to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices. The Company no longer manufactures proprietary hardware products.

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

ORDER, SHIPMENT AND BACKLOG

         The Company records and enters into backlog a purchase order for equipment and software when it receives a customer's written order requesting delivery within six months, and systems configuration and contract provisions are verified. In the United States, a deposit is also required from a customer before the order is recorded and entered into backlog. Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog. Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customer.

         Set forth below is certain information concerning orders, shipments and backlog for 1996 and 1995:

                                                                     (dollars in millions)
                                                                           1996  1995
                                                                           ----   ----
        Orders received (net of cancellations) .......................    $32.8  $22.8
        Shipments (net of equipment returns) .........................     23.8   24.9
        Backlog (at period end) ......................................     15.7   3.0

         The Company's backlog is not necessarily indicative of future revenues. The 1996 Backlog reflects unfulfilled orders acquired from HIS recorded as a backlog adjustment by the Company.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are focused on the development of products for the hospitality, resort and destination industry and for products for midsize process manufacturers. The Company also maintains and expands OpenBASIC, an operating system which enables users of the Company's proprietary environment, BusinessBASIC, to run their applications under UNIX. The Company's use of the OpenBASIC application environment and its system integration capability permits it to have substantial independence from individual hardware manufacturers and minimizes the need for hardware research and development.

         As of February 28, 1997, the Company employed 36 engineers, programmers and other technical personnel in research and development activities. During 1994, 1995 and 1996, the Company incurred $2,698,000, $2,667,000 and $3,117,000, respectively, for research and development activities. The Company's research and development expenditures related primarily to support and enhancement of existing software products.

CUSTOMERS

         The Company's customers are generally hotels and resorts with fifty or more rooms, casinos with electronic gaming equipment such as slot machines, and midsize process manufacturers. During 1996, no single customer accounted for ten percent or more of the Company's revenues.

COMPETITION

         Competition is vigorous in all sectors of the worldwide market for computer-based applications systems, networked solutions and the maintenance and support of the software and hardware which comprise those systems. The Company has numerous competitors (and potential competitors, including the manufacturers of products which the Company distributes) varying widely in their size, capabilities, market segment and geographic area, many of which are larger and have financial resources far greater than the Company.

         Within its targeted application markets, the Company has positioned itself to sell complete solutions featuring WANs and LANs to its customers. Within this marketplace, competition comes primarily from vendors of competing information technology in the markets in which the Company competes. There are several providers of information technology to the hotel, resort and destination industry against which the Company regularly competes. The competition in the ERP market is diffuse and new or different competitors often appear with each sales opportunity. The Company also competes with local VARs and ISVs who usually resell hardware or networking products of larger original equipment manufacturers. These VARs and ISVs are typically smaller organizations that are usually dependent on one or two specialized software application products targeted for specific industry market segments. Although certain of these suppliers have national (or international) capability, most are regional and unable to provide the full range of technical support and maintenance services offered by the Company.

         The Company also competes with independent service organizations ("ISOs"), which provide service to end users of the Company's software products, and third-party maintenance organizations ("TPMs"), which provide service to users of the Company's hardware products.

TRADEMARKS, COPYRIGHTS AND LICENSES

         The Company is the owner or licensee of certain trademarks, copyrights and other property rights associated with its businesses, including rights associated with its proprietary application software. The Company owns or has licensing rights, generally with terms of three years (although the term of the license to the LTI software is perpetual), to the principal application software products marketed by the Company. Such licensing rights are generally renewable. Although there is some risk that independent vendors who own such products may elect not to renew their licensing agreements with the Company and enter into exclusive arrangements with, or elect to install their software on systems sold by competitors of the Company, such vendors generally tend to continue to support the Company's marketing efforts so long as the Company's systems provide a good opportunity for them to market their products.

         The Company is party to license agreements with IBM relating to a variety of patents, with Novell, Inc. relating to UNIX and with a number of other suppliers of software products. These licenses are terminable at the Company's option and certain of the licenses require the Company to make royalty payments.

         OpenBASIC and certain other intellectual property formerly owned by the Company is currently owned by Tripple P management BV ("Triple P"), a corporation organized under the laws of the Netherlands, which acquired the rights from Application Systems, Inc., a Delaware corporation controlled by the Company's former bank lenders (the "Banks"), which held the stock of certain of the Company's former European subsidiaries, originally acquired by the Banks in connection with the foreclosure described under "Chapter 11 Bankruptcy Proceedings". MAI retained an exclusive license to use OpenBASIC and other intellectual property in the western hemisphere and has a nonexclusive license to use it in certain other parts of the world. The license is perpetual and royalty-free, but subject to termination under certain conditions.

EMPLOYEES

         As of February 28, 1997, the Company had 551 employees, of which 364 were employed in the United States, 33 in Canada, 14 in Mexico, 11 in Puerto Rico, 13 in the Netherlands, 60 in Asia (Hong Kong, Indonesia, Malaysia, Singapore and the People's Republic of China) and 56 in Venezuela. Many of the Company's former field service engineers are now employed by Olivetti in the United States and Canada. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

                        CHAPTER 11 BANRUPTCY PROCEEDINGS

         Prior to its Chapter 11 bankruptcy proceedings, the Company had followed certain business strategies that eventually led to its defaulting on its and its Canadian subsidiary's US and Canadian Credit Agreements (the "Credit Agreements"). Thereafter, shortly before the Company filed for bankruptcy protection, the Company's banks, parties to the Credit Agreements, foreclosed on all of the outstanding capital stock of certain of the Company's former European subsidiaries (the "Foreclosure") in satisfaction of all amounts due under the Credit Agreements, which, at such date amounted to approximately $84,500,000.

         The business strategies of the Company that led to the Foreclosure reflected the nature of the information technology industry as it existed at that time. Historically, organizations relied upon proprietary, host-based computing systems to implement software applications, accounting and financial functions. The Company, like others in the industry, manufactured and serviced its own host-based information system. However, with the declining costs of the personal computer and developments in the design and implementation of WANs and LANs, the information technology industry shifted away from centralized, host-based information system to a system of workstations or personal computers sharing data and networked resources over WANs and LANs. This occurred when the Company had become highly leveraged due to the leveraged acquisition of a computer maintenance business that the Company had previously owned. Eventually, the Company and its subsidiary were in default under its Credit Agreements, which indebtedness matured on November 16, 1992.

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

         On November 18, 1993, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Company's Plan of Reorganization. The Company had been operating under Chapter 11 protection since April 12, 1993. The order was not appealed and became final and nonappealable on November 29, 1993. On January 27, 1994, the Bankruptcy Court entered an order which fixed January 27, 1994 as the effective date (the "Effective Date") of the Plan of Reorganization. The summary of the material features of the Plan of Reorganization contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 under the heading, "CHAPTER 11 BANKRUPTCY PROCEEDINGS" is included herein by this reference.

         The Plan of Reorganization provided for, among other things, (i) the satisfaction of substantially all of the unsecured (non-priority) indebtedness of MAI, Brooke Acquisition Corporation and CLS Software, Inc., the Company's wholly-owned subsidiaries which were parties to the bankruptcy proceeding (all of which are collectively referred to as the "Debtors"), through the issuance of the company's Common Stock and (ii) the cancellation of existing equity interests in the Debtors. The Plan of Reorganization also provided for the substantive consolidation and merger of the Debtors and the corresponding extinguishment of intercompany liabilities and contracts among the Debtors. At December 31, 1996, the aggregate amount of tax claims had been reduced to approximately $1,010,000 and the Company continues to dispute certain tax claims.

         The Company commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. The Common Stock is issued pursuant to section 1145 of the Bankruptcy Code, which contains an exemption from registration under the Securities Act of 1933, as amended. Through December 31, 1996, the Company had distributed 6,728,256 shares of Common Stock to its former creditors and the Company estimated that an additional 75,000 shares will be issued in settlement of other creditor claims. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 1996, $74,570 in cash had been distributed pursuant to such provision.

         Under the Plan of Reorganization, there is no recovery for holders of the Company's $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization on the Effective Date.

         Pursuant to the terms of the Plan of Reorganization, the Company filed an Amended Certificate of Incorporation pursuant to which new Common Stock were authorized for issuance. Such shares are being issued to holders of allowed unsecured claims as described above and will also be issued to optionees under the Company's stock option plans.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion should be read in conjunction with the audited consolidated financial statements incorporated herein by reference to the Company's 1996 Annual Report. In addition to the factors set forth herein, there may be other factors, or factors which arise in the future which may affect the future performance of the Company.

COMPETITION

         Competition is vigorous in all sectors of the market for computer-based solutions and support and maintenance services which the Company offers. The Company has numerous competitors in each of its business lines, which vary widely in their size, capabilities, market segments and geographic areas, many of which are larger and have financial resources far greater than the Company. Within its markets, competition comes primarily from vendors of competing information technology in the markets in which it competes. There are several providers of information technology to the hotel, resort and destination industry against which the Company regularly competes. The competition in the ERP market is diffuse and new or different competitors often appear with each sales opportunity. The Company also competes against local VARs and ISVs, who usually resell hardware or networking products of larger original equipment manufacturers, ISOs, which provide service to end users of the Company's software products, and TPMs, which provide service to users of the Company's hardware products. Many of the Company's services are also provided by in-house MIS departments. There can be no assurance that the Company can effectively compete with any or all of its competitors in any of its business lines.

PRODUCTION AND PROCUREMENT

         The networking products and services implemented, maintained and supported by the Company utilize hardware and software products from technology vendors. Accordingly, the Company is and will remain dependent on the demand for products from such vendors. In addition, delay or failure in the delivery of products or components purchased from third parties could adversely affect shipments by the Company and its ability to conclude sales. The Company has purchased many products and components from single sources of supply. Because the Company's current products are industry standard, management believes that alternative sources of supply of similar products would be available to the Company in the event of any interruption of delivery from a single source supplier. However, there can be no assurances that any such products will be available or be accepted by the Company's customers.

LIMITED HISTORY OF PROFITABILITY

         Prior to the bankruptcy the Company incurred significant operating losses. While the Company has generally experienced positive operating income since emerging from bankruptcy, there can be no assurance that the Company will be able to achieve or maintain profitability or avoid losses on a quarterly or annual basis in the future.

FLUCTUATIONS IN OPERATING RESULTS

         A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the timing of significant orders, the timing of product enhancements and new product introductions by the Company, its technology vendors and its competitors, the pricing of the Company's products and services, competitive conditions and general economic conditions. Many of the Company's systems sales involve lengthy sales cycles and installations. Consequently, it is not possible to predict with any reliability the periods within which a sale may close or revenue will be recognized. As a result, the operating results of the Company may be materially skewed if a single transaction is completed earlier or later than expected. The Company has experienced fluctuations in its operating results and expects to continue to experience such fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results of
Operations" incorporated herein by reference to the Company's 1996 Annual Report. Fluctuations in operating results may also result in volatility in the market price of the Common Stock.

LIQUIDITY; VOLATILITY OF STOCK PRICE

         Historically, trading volume of the Company's Common Stock has been small, and the market for the Common Stock has been less liquid than that of many other publicly traded companies. In August 1995 the Company's Common Stock became listed on the AMEX under the symbol "NOW". Nevertheless, there can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices. Like the stock of other technology companies, the market price of the Common Stock has been and may continue to be volatile. Factors such as quarterly fluctuations in the Company's results of operations, trading volume, the announcement of technological innovations or new products by the Company or its competitors, general conditions in the computer hardware and software industries, economic conditions generally, the Company's ability to successfully increase its market share with its existing products while expanding its product base into other markets, the strength of the Company's distribution channels, variances between actual results of operations and the results expected by securities analysts, and the factors mentioned under "Fluctuations in Operation Results", among other factors, may have significant impact on the market price of the Common Stock.

RISKS OF CONTRACT SERVICES BUSINESS

         The Company is subject to the risks associated with a contract services business, including dependence on reputation with existing customers, volatility of workload and dependence on ability to retain qualified technical personnel. The Company is party to an agreement with Olivetti pursuant to which Olivetti performs certain field engineering services for the Company. If the quality of services provided by Olivetti is not perceived as comparable to that previously provided by the Company, there is a probability that some of the Company's field service customers will terminate their service agreements. Additionally, the Company has recently inaugurated a program to bill its service customers with a single annual invoice. This program may adversely impact the Company's contract services business.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS AND MARKETS

         The Company expects that the market for hospitality, resort and destination information management systems and information systems for midsize process manufacturers will continue to be subject to frequent and rapid changes in technology and customer preferences. Customers may delay purchases in anticipation of technological changes. In addition, the Company's ability to develop and market information management and network systems and other new products is dependent upon its ability to attract and retain qualified employees. Any failure by the Company to anticipate or respond adequately to the changes in technology and customer preferences, or to develop and introduce new products in a timely fashion, could materially adversely affect the Company's business and operating results.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

         The Company's success is dependent upon its proprietary application software and its licensing rights to the principal application software products marketed by it. The Company relies on a combination of contractual rights, copyrights, trademarks and other property rights to establish or protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third party development of functionally equivalent technology. Although the Company does not believe that it is infringing on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future or that any attempt to protect its technology will not be challenged.

DEPENDENCE ON KEY PERSONNEL

         Competition for qualified personnel in the software industry is intense and there can be no assurance that the Company will be able to attract and retain a sufficient number of qualified employees. As the business of the Company grows, it may become increasingly difficult for it to hire, train and assimilate the new employees needed. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel.

         The services of Richard S. Ressler, Chairman of the Board and Director of the Company, are provided on a non-exclusive basis pursuant to an agreement which expires in August 1997. There can be no assurances that Mr. Ressler will continue with the Company after such date or that the Company will be able to find a replacement in the event that either the Company or Mr. Ressler determines not to continue their relationship.

RISK OF FOREIGN OPERATIONS

         The financial performance of the Company is affected by the fluctuation in the value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes.

ITEM 2.  PROPERTIES

         As of February 28, 1997, the principal properties utilized by the Company were as follows:

                                                                     Approximate Total
          Type of Facility                                            Square Footage          Location
          ----------------                                            ----------------          --------
Headquarters, warehousing, administration, marketing and sales             44,538         Irvine, California
Headquarters, software development and support, training and
    engineering                                                            32,518         Irvine, California
Product development, sales and support                                     36,632         Concord, California
Product development, sales and support                                      6,028         Irving, Texas
Product development, sales and support                                      8,500         Valhalla, New York(*)
Gaming Systems International headquarters, marketing, sales,
    development, support and warehousing                                   12,150         Las Vegas, Nevada
MAI Canada Ltd Administration, sales, education, warehousing,
    test and repair                                                        24,150         Marham, Ontario, Canada
Hotel Information Systems (Ltd) Hong Kong headquarters,
    marketing, sales, support                                               3,638         Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support                 4,527         Singapore

(*)Valhalla, New York commenced March 6, 1997 with the acquisition of CIMPRO

         All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates. The lease for the Company's headquarters expired December 31, 1996 and the Company is currently holding over until the completion of its new 50,210 square foot consolidated facility, which it expects to occupy on or about April 1997. In addition to the premises identified above, the Company leases offices in three additional locations in the United States, one additional location in Canada, seven other locations around the world. Generally such leases are for terms of five years or less, although several of the leases in the United States are for terms of one year or less.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has filed and will continue to file objections to claims asserted in its Chapter 11 bankruptcy proceedings. The majority of these claims would, if upheld, give rise to allowed unsecured claims entitling respective claimants to distributions of new Common Stock. A number of filed objections in respect of secured claims, priority claims, tax claims, convenience claims and cure claims are still outstanding at December 31, 1996. To the extent the Company's objections to such claims are not sustained, the Company will be obligated to pay such claims in a lump sum in the case of convenience claims and administrative claims, and in the case of secured claims, priority claims, tax claims and cure claims, on a deferred basis over six to seven years, depending on the type of claim, at an interest rate of 6% in accordance with the Plan of Reorganization. The Company does not believe the outcome of these objections will be material.

         The Company is also involved in various other legal proceedings which are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares are traded on the American Stock Exchange, Inc. under the AMEX symbol "NOW". Prior to listing on the AMEX, which occurred August 29, 1995, the Company's shares were traded over-the-counter by various market makers under the ticker symbol "MAIS".

         The Company's Common Stock was issued pursuant to an order of the Bankruptcy Court dated January 27, 1994. In addition, all previously outstanding equity interests were canceled. Until April 10, 1993, the principal market for the Company's previously outstanding common stock (the "Old Common Stock") was the New York Stock Exchange, where the common stock was traded under the ticker symbol "MCO". Thereafter, until November 18, 1993, the Company's Old Common Stock was traded over-the-counter by various market makers.

         No cash dividends have been paid to date on the Common Stock. At February 28, 1997, there were 594 stockholders of record.

         Reference is made to the table entitled "Quarterly Data" in the 1996 Annual Report which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the heading, "Selected Financial Information".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the headings, "Consolidated Balance Sheets", Consolidated Statements of Operations", "Consolidated Statements of Stockholders' Equity (Deficiency)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report".

         Schedule II Valuation and Qualifying Accounts is set forth in Schedule II in this Annual Report on Form 10-K.

         All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 20, 1997. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1--Election of Directors,

--Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 20, 1997. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 20, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 20, 1997. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this Item may be found in the section captioned "Executive Compensation--Employment Contracts and Change of Control Arrangements; --Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 20, 1997. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements

                  The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 1996 Annual Report.

             (2)  Financial Statement Schedule

                  Schedule II--Valuation and Qualifying Accounts

             (3)   Exhibits:

Number   Exhibit
------   -------

2.1 First Amended Joint Chapter II Plan of Reorganization of MAI systems Corporation, Brooke Acquisition Corp. and CLS Software, Inc., as confirmed by the United States Bankruptcy Court for the District of Delaware, on November 13, 1993, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 15, 1994.

2.2 Consent Order Modifying Confirmed Plan of Reorganization and Fixing Effective Date, as entered by the United States Bankruptcy Court for the district of Delaware on January 27, 1994, as filed as Exhibit 2.2 to the Registrant's Current Report on form 9-K dated February 9, 1994.

3.1 Amended and Restated Certificate of Incorporation of MAI Systems Corporation filed as Exhibit 2(a) to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

3.2 Amendment No. 1 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation filed as Appendix "A" to the Registrants Notice of Annual Meeting and Proxy Statement filed with the Securities and Exchange Commission on April 26, 1996.

3.3 By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

10.1** Equipment Service Subcontract dated December 2, 1996 between MAI Systems Corporation and Olivetti North America, Inc. [**Confidential treatment has been requested for certain portions of this document and the confidential portions of Exhibit 10.1 have been filed separately with the Securities and Exchange Commission.]

10.2** Equipment Service Subcontract dated February 21, 1997 between MAI Canada Ltd. and Olivetti Canada Ltd. [ ** Confidential treatment has been requested for certain portions of this document and the confidential portions of Exhibit 10.2 have been filed separately with the Securities and Exchange Commission].

10.3** Software License Agreement dated October 1, 1996 between MAI Systems Corporation and Enhanced Hospitality Solutions filed as Exhibit 10.1 to the Registrant's 10-Q/A filed with the Securities and Exchange Commission on January 10, 1996. [ ** Confidential treatment has been requested for certain portions of this document and the confidential portions of Exhibit 10.3 have been filed separately with the Securities and Exchange Commission].

10.4 Lease Agreement dated January 2, 1997 between MAI Systems Corporation and the Irvine Company, a Michigan corporation.

10.5     MAI Systems Corporation Amended 1993 Stock Option Plan

10.6 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994 and October 16, 1996 by and between the Registrant and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman and Chief Executive Officer of the Company. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K.

11.1     Computation of Income (Loss) Per Share

13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1996, but only to the extent such report is expressly incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10- K.

21.1     Subsidiaries of MAI Systems Corporation

23.1     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAI SYSTEMS CORPORATION


                                                     By:/s/ Richard S. Ressler
                                                        ------------------------
                                                        Richard S. Ressler
                                                        Chairman
Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on [date].

              Signatures                                          Title

/s/Richard S. Ressler                 Chairman, Director
-----------------------------------
Richard S. Ressler

/s/George G. Bayz                    President and Chief Executive
-----------------------------------  Officer, Director
George G. Bayz

/s/Alan A. Gleicher                  Director
-----------------------------------
Alan A. Gleicher

/s/Morton O. Schapiro                Director
-----------------------------------
Morton O. Schapiro

/s/Lewis H. Stanton
-----------------------------------  Executive Vice President and Chief
Financial Lewis H. Stanton           Operating and Officer (Chief Accounting
                                     Officer)