Form 10-K405/A
period 1997-03-31
MAI SYSTEMS CORP
filed 1997-04-18
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

               (AMENDMENT NO. 1 TO 10-K FILED ON MARCH 31, 1997)

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

================================================================================

                                     PART I
                                     ------


                               EXPLANATORY NOTE.

     This Amended Annual Report on Form 10-K/A is being filed for the following purposes:

         1. The Consolidated Statements of Operations of the Company for the year ended December 31, 1996 has been revised. The changes reflect reallocation of revenues and expenses among the Company's software, network and computer equipment, professional services and legacy businesses. The discussion in "Management's Discussion and Analysis of Condition and Results of Operations" has also been revised in light of these changes. Total revenues, total direct costs and total operating income (loss) and net income (loss) remain unchanged.

         2. The Company is filing Schedule II - Valuation and Qualifying
     Accounts.

         3. The Company is filing revised copies of Exhibits 10.1 Equipment Service Subcontract dated December 2, 1996 between MAI Systems Corporation and Olivetti North America, Inc. and 10.2 Equipment Services Subcontract dated February 21, 1997 between MAI Canada Ltd. and Olivetti Canada Ltd.

     In all other material respects, the Amended Annual Report on Form 10-K/A is unchanged from the 1996 Annual Report on Form 10-K.


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

             (2)  Financial Statement Schedule

                  Schedule II--Valuation and Qualifying Accounts

             (3)   Exhibits:

Number   Exhibit
------   -------


2.1+ First Amended Joint Chapter II Plan of Reorganization of MAI systems Corporation, Brooke Acquisition Corp. and CLS Software, Inc., as confirmed by the United States Bankruptcy Court for the District of Delaware, on November 13, 1993, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 15, 1994.

2.2+ Consent Order Modifying Confirmed Plan of Reorganization and Fixing Effective Date, as entered by the United States Bankruptcy Court for the district of Delaware on January 27, 1994, as filed as Exhibit 2.2 to the Registrant's Current Report on form 9-K dated February 9, 1994.

3.1+     Amended and Restated Certificate of Incorporation of MAI Systems
         Corporation.

3.2+ Amendment No. 1 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation.

3.3+ By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

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


10.3**+ Software License Agreement dated October 1, 1996 between MAI Systems Corporation and Enhanced Hospitality Solutions filed as Exhibit 10.1 to the Registrant's 10-Q/A filed with the Securities and Exchange Commission on January 10, 1996. [ ** Confidential treatment has been requested for certain portions of this document and the confidential portions of Exhibit 10.3 have been filed separately with the Securities and Exchange Commission].



10.4+ Lease Agreement dated January 2, 1997 between MAI Systems Corporation and the Irvine Company, a Michigan corporation.



10.5+    MAI Systems Corporation Amended 1993 Stock Option Plan



10.6+ Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994 and October 16, 1996 by and between the Registrant and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman and Chief Executive Officer of the Company. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K.



11.1+    Computation of Income (Loss) Per Share


13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1996, but only to the extent such report is expressly incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10- K.


21.1+    Subsidiaries of MAI Systems Corporation


23.1     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule

---------------------------
+ Previously submitted and unamended

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

              Signatures                    Title
              ----------                    -----

/s/ Richard S. Ressler               Chairman, Director
-----------------------------------
Richard S. Ressler

/s/ George G. Bayz                   President and Chief Executive
-----------------------------------  Officer, Director
George G. Bayz

/s/ Alan A. Gleicher                 Director
-----------------------------------
Alan A. Gleicher

/s/ Morton O. Schapiro               Director
-----------------------------------
Morton O. Schapiro

/s/ Lewis H. Stanton                 Executive Vice President and Chief
-----------------------------------  Operating and Financial Officer
Lewis H. Stanton                     (Chief Accounting Officer)

SCHEDULE II

MAI SYSTEMS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS




                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                              BALANCES      CHARGED TO  CHARGED TO   ADDITIONS                     BALANCES
                                              BEGINNING     COSTS OF      OTHER        FROM                         END OF
DESCRIPTIONS                                  OF YEAR       EXPENSES    ACCOUNTS   ACQUISITIONS    WRITE-OFFS        YEAR
                                              ---------    ----------   ---------  ------------    ----------      -------
Year ended December 31, 1994
      Allowance for doubtful accounts         $  3,267      $    137      $--          $ --        ($   816)      $  2,588
      Provision for inventory obsolence       $ 15,760      $  1,400      $--          $ --        ($ 1,180)      $ 15,980
                                              ========      ========     ========     ========     ========       ========


Year ended December 31, 1995
      Allowance for doubtful accounts         $  2,588      $    613      $--          $ --        ($ 2,109)      $  1,092
      Provision for inventory obsolence       $ 15,980      $    734      $--          $ --        ($ 1,578)      $ 15,136
                                              ========      ========     ========     ========     ========       ========


Year ended December 31, 1996
      Allowance for doubtful accounts         $  1,092      $    603      $--          $1,138      ($   255)      $  2,578
      Provision for inventory obsolence       $ 15,136      $    490      $--          $ --        ($12,433)      $  3,193
                                              ========      ========     ========     ========     ========       ========