Form 10-Q
period 1997-03-31
MAI SYSTEMS CORP
filed 1997-05-15
CIK 760436

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH, 31, 1997

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


                              9601 Jeronimo Road
                           Irvine, California 92618
                   (Address of Principal Executive Office)


      Registrant's telephone number, including area code: (714) 598-6000
                       -------------------------------

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

Yes   No
/X/  / /

As of May 12, 1997, 8,689,686 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MAI Systems Corporation
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                       December 31,  March 31,
                                                             1996        1997

                                                        (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                 $3,857      $ 4,086

   Receivables, less allowance for doubtful
   accounts of $2,578 in 1996 and $4,311 in 1997             11,407       21,581

   Inventories                                                3,321        3,856
   Prepaids and other current assets                          1,938        2,304
                                                            --------    --------
                   Total current assets                      20,523       31,827


Furniture, fixtures and equipment,net                         4,065        4,304
Intangibles                                                   6,804       13,738
Other assets                                                  1,461        1,468
                                                           --------     --------
                   Total assets                             $32,853      $51,337
                                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
         Current portion of long-term debt                  $1,394        $1,143
         Accounts payable                                    6,852         6,995
         Customer deposits                                   1,763         1,895
         Accrued liabilities                                 7,312         8,148
         Income taxes payable                                  462           462
         Unearned revenue                                   11,010        19,802
                                                          --------      --------
         Total current liabilities                          28,793        38,445


         Long-term debt                                       485          6,691
         Other liabilities                                  1,517          1,490
                                                          --------      --------
                         Total liabilities                  30,795        46,626

Stockholders' equity:
   Common stock, par value $0.01 per share, authorized
     25,000,000 shares, 8,292,935 and 8,747,861 shares
     issuable                                                   88            91
   Additional paid-in capital                              212,351       215,931
   Cumulative translation adjustment                           100           375
   Accumulated deficit                                    (210,481)    (211,686)
                                                           --------     --------

                         Total stockholders' equity           2,058        4,711
                                                            --------    --------
Commitments and contingencies


    Total liabilities and                                   $32,853      $51,337
    Stockholders' equity                                   ========     ========





 The accompanying notes are an integral part of these condensed consolidated financial statements


                           MAI Systems Corporation
               Condensed Consolidated Statements of Operations
                                 (Unaudited)



                                                   For the Three Months Ended
                                                           March 31,
                                                   (dollars in thousands,
                                                    except per share data)

                                                               1996     1997
Revenue:

   Software, networks and  professional services:
        Software sales                                              740    1,580
        Network and computer equipment                            3,357    2,940
        Professional services                                     2,370    7,124
                                                               -------- --------
                                                                  6,467   11,644

        Legacy revenue                                            8,264    5,180
                                                               -------- --------
               Total revenue                                     14,731   16,824


         Direct costs                                             9,644   10,781
                                                               -------- --------
               Gross profit                                       5,087    6,043


Selling, general and administrative expenses                     2,763     5,546
Research and development costs                                     687     1,206
Amortization and impairment of intangibles                           -       316
Other operating expense (income)                                     -        65

                                                              --------  --------
          Operating income (loss)                                1,637   (1,090)


Minority interest in consolidated subsidiary                       165        -
Interest income                                                      -        21
Interest expense                                                  (42)     (136)

                                                              --------  --------
Income(loss)before income taxes                                  1,760   (1,205)
                                                              --------  --------

Provision for income taxes                                          -         -
                                                              --------  --------

          Net income (loss)                                    $1,760   $(1,205)
                                                              ========  ========

Primary and fully diluted income
(loss) per share of common stock                              $   0.26  $ (0.14)
                                                              ========  ========




 The accompanying notes are an integral part of these condensed consolidated financial statements




                           MAI Systems Corporation
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                    For the Three Months Eded
                                                              March 31,

                                                            1996        1997
                                                         (dollars in thousands)

Net cash provided by (used in) operating activities           $406      $(2,543)
                                                          --------      --------

Cash flows from investing activities:
    Capital expenditures                                      (215)        (521)
    Purchase of businesses                                       -       (6,102)
                                                           --------     --------

Net cash used in investing activities
                                                              (215)      (6,623)
                                                           --------     --------

Cash flows from financing activities:
        Short-term borrowings, net                                -        1,079
        Payments received on notes receivable                     -           79
        Proceeds from issuance of common stock, net               -        2,300
        Proceeds from issuance of subordinated notes payable      -        6,000
        Increase in notes receivables                             -         (25)
        Repayments of term and other long-term debt            (308)        (85)
        Proceeds from the exercise of stock options              47           71
                                                           --------     --------


Net cash (used in) provided by financing activities           (261)        9,419
                                                           --------     --------

Effect of exchange rate changes on cash and cash equivalents     39         (24)
                                                           --------     --------

Net change in cash and cash equivalents                        (31)          229
                                                           --------     --------

Cash and cash equivalents at beginning of period              4,086        3,857
                                                           --------     --------
Cash and cash equivalents at end of period                   $4,055       $4,086
                                                           ========     ========




















 The accompanying notes are an integral part of these condensed consolidated financial statements

                           MAI Systems Corporation
             Notes to Condensed Consolidated Financial Statements
                      Three months ended March 31, 1997
                                 (Unaudited)




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

(2)   INVENTORIES

      Inventories are summarized as follows:        December 31,     March 31,
                                                       1996             1997
                                                       (dollars in thousands)

                        Finished goods                 $2,277         $2,868
                        Replacement parts               1,044            988
                                                     ---------        ---------
                                                       $3,321         $3,856

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

      Shares of Common Stock are currently being distributed by the Company to its former creditors. As of May 13, 1997, 6,728,256 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will be issued to creditors.

(4)   BUSINESS ACQUISITIONS

      CIMPRO:

      On March 6, 1997, the Company acquired substantially all the assets and assumed certain liabilities of CIMPRO, which develops and markets process manufacturing software, for $5,900,000 in cash. To finance the acquisition of CIMPRO, the Company sold 400,000 shares of its Common Stock in a private placement for $6.50 per share and issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). Interest on the subordinated notes is payable semi-annually commencing September 3, 1997.

      Associated with the stock issuance, the Company incurred $300,000 of issuance costs which are included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of March 31, 1997.


      The acquisition of CIMPRO has been accounted for using the purchase method of accounting. A preliminary allocation of the purchase price is as follows:

                                                   Allocation of
                                                   Purchase Price
                                                   (in thousands)
            Current assets                               $2,011
            Property, plant and equipment                   400
            Intangibles                                   6,338
            Current liabilities                         (2,263)
            Long-term liabilities                         (586)
                                                      ---------
                                                        $ 5,900



      Intangible assets are being amortized on a straight-line basis over the expected periods to be benefited of five to seven years.

      GAMING SYSTEMS INTERNATIONAL:

      In March 1997, the Company acquired options to purchase 3.5% of Gaming Systems International ("GSI") Common Stock from two individuals in exchange for 14,930 shares of the Company's Common Stock valued at $104,500 and notes payable of $104,500. The transaction resulted in an increase in goodwill of $209,000.

(5)   STOCK WARRANTS

      Warrants to purchase 750,000 shares of the Company's Common Stock at $8 per share were issued in connection with the issuance of the 11% subordinated debt. These warrants are exercisable and callable (by the Company) under certain circumstances at any time within seven years and the 11% subordinated notes may be used to exercise the warrants. The Company recorded an original issue discount of $1,027,000 which represents the fair value of the warrants at the time of issuance. The fair value of the warrants was recorded in connection with the issuance of the warrants and is reflected as a reduction in the face value of the subordinated notes.

(6)   INCOME (LOSS) PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Accordingly, the financial statements for the Company's fourth quarter ending December 31, 1997, will include a restatement of historical income (loss) per share to conform to the requirements of SFAS No.
128. The Company has not yet determined the impact of the implementation of SFAS No. 128.

     Primary and fully diluted income (loss) per share for 1996 and 1997 are computed using 6,834,921 and 8,595,408 shares of common stock, respectively. These share amounts represent the shares of common stock (adjusted for stock split in August 1995) expected to be issued in accordance with the Plan of Reorganization and the weighted average number of shares and equivalent shares of common stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method. Common Stock equivalents are not included in the 1997 calculation as they would be anti-dilutive.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, working capital increased from a deficit of $8,270,000 at December 31, 1996 to a deficit of $6,618,000. Excluding unearned revenue (which will not give rise to cash disbursements) of $19,802,000, the Company's working capital is $13,184,000 or a ratio of current assets to current liabilities of 1.71 to 1.0. The comparable ratio at December 31, 1996 was 1.15 to 1.0. The improvement in the Company's working capital position is attributed to greater sales of software, networking, and computer equipment.

      Cash and cash equivalents were $4,086,000 at March 31, 1997, as compared to $3,857,000 as of December 31, 1996. The Company continues to have available a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At March 31, 1997, the available balance was $4,000,000, of which approximately $1,079,000 was drawn down under this facility.

      Net cash used for investing activities in the three months ended March 31, 1997, totaled $6,623,000. Capital expenditures comprised $521,000 while the acquisition of CIMPRO and the acquisition of options to purchase 3.5% of GSI accounted for $6,102,000.

      Net cash provided by financing activities included $6,000,000 from the issuance of the 11% subordinated notes payable due in 2004 in connection with the CIMPRO acquisition. The Company's working capital was increased by the issuance of 400,000 shares of $0.01 par value common stock ("Common Stock") totaling $2,300,000, net of issuance costs of $300,000, and the increased utilization of the revolving credit facility of $1,079,000.

      Stockholders'   equity  increased   $2,653,000  at  March  31,  1997,  due
principally to the issuance of the Common Stock totaling $2,300,000, net of issuance costs.

      The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1997.



RESULTS OF OPERATIONS

Three-Months Ended March 31, 1996 Compared to Three-Months Ended March 31, 1997



                 Three months ended   Percentage  Three months ended  Percentage
                   March 31, 1996     of Revenue   March 31, 1997     of Revenue

                                        (dollars in thousands)

Revenue                   $14,731          100.0%       $16,824        100.0%
Gross profit                5,087           34.5%         6,043         35.9%
Selling, general &
  administrative expenses   2,763           18.8%         5,546         33.0%
Research and development
  costs                       687            4.7%         1,206          7.2%
Amortization of intangibles    -               -            316          1.9%
Minority Interest             165            1.1%             -             -



      Revenue for the first quarter of 1997 benefited from December 31, 1996 backlog of approximately $15,700,000, a significant portion of which was converted into revenue during the quarter. The year-to-year increase in revenue of 14% was composed of an 80% increase in sales of software, networks and professional services offset by a 37% decline in legacy revenue. This is consistent with the Company's strategy to focus on providing software and services to its vertical markets.

      Gross profit increased to 35.9% from 34.5% due to a higher gross margin in professional services (39% in 1997 as compared to 22% for the same period in 1996). Gross margin on software increased as well due to a shift in the mix of software product sales to higher-margin company-owned products from lower-margin third-party products. The overall gross margin was affected by a reduction in the margin from legacy revenues. For strategic reasons, legacy services were outsourced to Olivetti North America and Olivetti Canada, Ltd., in December, 1996.

      Selling, general and administrative expenses ("SG&A") increased 100.7% to $5,546,000 compared to the first quarter of 1996. The major items affecting this increase are additional expenses for salaries, professional fees, travel costs, advertising, and sales commissions, totaling $1,700,000. These expenses are related to a more aggressive sales strategy aimed at winning integration services contracts with large multi-site customers, and residual integration costs associated with the August 1996, acquisition of Hotel Information Systems. In addition, for the first quarter of 1997, the Company did not experience the benefit of the reversal of certain excess costs as was the case in the first quarter of 1996. Higher facilities costs in connection with the combination of Irvine, California, operations into a single building (which will lower future costs) and higher telecommunications costs, due to increased traffic from HIS, also contributed to increased SG&A expenses.

      Research and development costs increased 75.5% or $519,000 over the comparable period in 1996 due to a significantly larger set of product development and sustaining engineering activities. The acquisition of HIS and the March 1997, acquisition of the CIMPRO product line have resulted in increased expense in the development and sustaining of these products.

      Amortization of intangibles of $316,000 is related to the acquisitions of HIS, CIMPRO, and the minority ownership of Gaming Systems International. There was no comparable amortization expense during the first quarter of 1996. There was income recognized of $165,000 during the first quarter of 1996 reflecting the 30% minority interest in the earnings of Gaming Systems International.

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

               None

Item 5. Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits.

               None

      (b)    Reports on Form 8-K.

          On March 6, 1997, the registrant filed a report on Form 8-K , without financial statements, reporting that the Company had completed the acquisition of the CIMPRO division of Oracle Corporation's wholly-owned subsidiary Datalogix International, Inc..

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAI  SYSTEMS CORPORATION
                                          (Registrant)




Date: May 15, 1997                         /s/ Lewis H. Stanton
                                          ----------------------
                                          Lewis H. Stanton
                                          Executive Vice President and
                                          Chief Operating and Financial Officer
                                          (Chief Accounting Officer)