Form 10-Q
period 1997-06-30
MAI SYSTEMS CORP
filed 1997-08-14
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                           COMMISSION FILE NO. 1-9158

                            ------------------------


                             MAI SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


           DELAWARE                                            22-2554549
-------------------------------                           ----------------------
   (State of Incorporation)                                 (I.R.S. Employer
                                                          Identification Number)


                               9601 Jeronimo Road
                            Irvine, California 92618
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)


       Registrant's telephone number, including area code: (714) 598-6000
                                                           --------------

                         -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes  X    No
                                      ---      ---

As of August 11, 1997, 8,714,685 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                   December 31,        June 30,
                                                                      1996              1997
                                                                   ------------      ----------
                                                                       (dollars in thousands)
ASSETS

    Current assets:
       Cash and cash equivalents                                   $   3,857          $   2,913
       Receivables, less allowance for doubtful accounts
          of $2,578 in 1996 and $3,836 in 1997                        11,407             21,009
       Inventories                                                     3,321              2,961
       Prepaids and other current assets                               1,938              3,147
                                                                   ---------          ---------
           Total current assets                                       20,523             30,030

    Furniture, fixtures and equipment, net                             4,065              4,278
    Intangibles                                                        6,804             13,297
    Other assets                                                       1,461              1,842
                                                                   ---------          ---------
           Total assets                                            $  32,853          $  49,447
                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Current portion of long-term debt                           $   1,394          $     924
       Accounts payable                                                6,852              6,089
       Customer deposits                                               1,763              2,384
       Accrued liabilities                                             7,312              7,360
       Income taxes payable                                              462                469
       Unearned revenue                                               11,010             19,545
                                                                   ---------          ---------
           Total current liabilities                                  28,793             36,771

    Long-term debt                                                       485              7,949
    Other liabilities                                                  1,517              1,045
                                                                   ---------          ---------
           Total liabilities                                          30,795             45,765
                                                                   ---------          ---------

    Stockholders' equity:
       Common stock, par value $0.01 per share, authorized
          25,000,000 shares, 8,292,935 and 9,203,537
          shares issuable                                                 88                 96
       Additional paid-in capital                                    212,351            217,355
       Cumulative translation adjustment                                 100                 48
       Accumulated deficit                                          (210,481)          (213,817)
                                                                   ---------          ---------
           Total stockholders' equity                                  2,058              3,682
                                                                   ---------          ---------
    Subsequent event

           Total liabilities and stockholders' equity              $  32,853          $  49,447
                                                                   =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Three              For the Six
                                                        Months Ended              Months Ended
                                                          June 30,                  June 30,
                                                   ---------------------     ----------------------
                                                      1996         1997        1996          1997
                                                   --------     --------     --------     ---------
                                                   (dollars in thousands,    (dollars in thousands,
                                                   except per share data)    except per share data)
Revenue
  Software, networks and professional services:
      Software sales                               $  1,415     $  1,363     $  2,155     $  2,943
      Network and computer equipment                  3,110        3,469        6,467        6,409
      Professional services                           2,582        7,728        4,952       14,852
                                                   --------     --------     --------     --------
                                                      7,107       12,560       13,574       24,204

  Legacy revenue                                      7,927        5,853       16,191       11,033
                                                   --------     --------     --------     --------

           Total revenue                             15,034       18,413       29,765       35,237

Direct costs                                          8,746       12,226       18,390       23,007
                                                   --------     --------     --------     --------

           Gross profit                               6,288        6,187       11,375       12,230

Selling, general and administrative expenses          3,715        6,156        6,478       11,702
Research and development costs                          302        1,479          989        2,685
Amortization of intangibles                              --          508           --          824
Other operating income                               (7,294)        (190)      (7,294)        (125)
                                                   --------     --------     --------     --------

           Operating income (loss)                    9,565       (1,766)      11,202       (2,856)

Minority interest in consolidated subsidiary             --           --          165           --
Interest income                                          --           34           --           55
Interest expense                                        (53)        (399)         (95)        (535)
                                                   --------     --------     --------     --------
           Income (loss) before income taxes          9,512       (2,131)      11,272       (3,336)

Provision for income taxes                               --           --           --           --
                                                   --------     --------     --------     --------
           Net income (loss)                       $  9,512     $ (2,131)    $ 11,272     $ (3,336)
                                                   ========     ========     ========     ========
Primary income (loss) per share of common stock    $   1.39     $  (0.23)    $   1.34     $  (0.37)
                                                   ========     ========     ========     ========
Fully diluted income (loss) per share of
   common stock                                    $   1.39     $  (0.23)    $   1.33     $  (0.37)
                                                   ========     ========     ========     ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the Six Months Ended
                                                                    June 30,
                                                             ------------------------
                                                               1996           1997
                                                             --------      ---------
                                                              (dollars in thousands)
Net cash provided by (used in) operating activities          $  8,216      $ (4,651)
                                                             --------      --------

Cash flows from investing activities:
    Capital expenditures                                         (651)         (743)
    Purchase of businesses                                         --        (6,102)
                                                             --------      --------

Net cash used in investing activities                            (651)       (6,845)
                                                             --------      --------

Cash flows from financing activities:
    Short-term borrowings, net                                     --         2,114
    Payments received on notes receivable                          --           152
    Proceeds from issuance of  common stock, net                   --         2,300
    Proceeds from issuance of subordinated notes payable           --         6,000
    Increase in note receivables, net                            (458)          (25)
    Repayments of term and other long-term debt                  (516)          (93)
    Proceeds from the exercise of stock options                    43           123
                                                             --------      --------

Net cash (used in) provided by financing activities              (931)       10,571
                                                             --------      --------

Effect of exchange rate changes on cash
    and cash equivalents                                          (56)          (19)
                                                             --------      --------

Net change in cash and cash equivalents                         6,578          (944)
                                                             --------      --------

Cash and cash equivalents at beginning of period                4,086         3,857
                                                             --------      --------

Cash and cash equivalents at end of period                   $ 10,664      $  2,913
                                                             ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 1997
                                   (Unaudited)

1.       BASIS OF PRESENTATION

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

2.       INVENTORIES

         Inventories are summarized as follows:

                                             December 31,    June 30,
                                                1996           1997
                                             -----------     -------
                                              (dollars in thousands)
         Finished goods                        $2,277         $1,967
         Replacement parts                      1,044            994
                                               ------         ------
                                               $3,321         $2,961
                                               ======         ======


3.       PLAN OF REORGANIZATION

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

         Shares of Common Stock are currently being distributed by the Company to its former creditors. As of August 14, 1997, 6,755,751 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will be issued to creditors.

4.       BUSINESS ACQUISITIONS

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

         Associated with the stock issuance, the Company incurred $300,000 of issuance costs which are included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 1997.

         The acquisition of CIMPRO has been accounted for using the purchase method of accounting. A preliminary allocation of the purchase price is as follows:

                                                            Allocation of
                                                            Purchase Price
                                                            --------------
                                                            (in thousands)
               Current assets                                   $ 2,011
               Property, plant and equipment                        400
               Intangibles                                        6,338
               Current liabilities                               (2,263)
               Long-term liabilities                               (586)
                                                                -------
                                                                $ 5,900
                                                                =======

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

5.       STOCK WARRANTS

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

6.       INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Accordingly, the financial statements for the Company's fourth quarter ending December 31, 1997, will include a restatement of historical income (loss) per share to conform to the requirements of SFAS No. 128. The effects of this change are not expected to have a material effect on income (loss) per common share.

         Primary and fully diluted income (loss) per share for 1996 and 1997, are computed using 6,867,752 and 9,187,400 shares of Common Stock, respectively for the three months ended June 30, and 7,356,250 and 8,891,404 shares of Common Stock, respectively for the six months ended June 30. These share amounts represent shares of Common Stock (adjusted for stock split in August 1995) expected to be issued in accordance with the Plan of Reorganization and the weighted average number of shares and equivalent shares of common stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method. Common Stock equivalents are not included in the 1997, calculation as they would be anti-dilutive.

7.       SUBSEQUENT EVENT

         In July 1997, the Company received a preliminary arbitration decision regarding the purchase price of assets and assumed liabilities acquired from Hotel Information Systems, Inc. in August 1996. The preliminary decision requires a reduction to the purchase price of approximately $931,000. The final purchase price reduction amount rendered by the arbitrator will reduce recorded goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, working capital increased by $1,529,000 from a deficit of $8,270,000 at December 31, 1996, to a deficit of $6,741,000. Excluding unearned revenue (which will not give rise to cash disbursements) of $19,545,000, the Company's working capital is $12,804,000 or a ratio of current assets to current liabilities of 1.74 to 1.0. The comparable ratio at December 31, 1996, was 1.15 to 1.0. The Company's working capital position has improved due to the issuance of common stock, and greater sales of software, networking, and computer equipment offsetting an increase in operating expenses due to acquisition and product development.

Cash and cash equivalents were $2,913,000 at June 30, 1997, as compared to $3,857,000 at December 31, 1996. The Company continues to have a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At June 30, 1997, approximately $2,114,000 was drawn down under this facility.

Net cash used for investing activities in the six months ended June 30, 1997, totaled $6,845,000. Capital expenditures comprised $743,000, while the acquisition of CIMPRO and the acquisition of options to purchase 3.5% of GSI accounted for $6,102,000.

Net cash provided by financing activities included $6,000,000 from the issuance of 11% subordinated notes payable due in 2004 in connection with the CIMPRO acquisition. The Company's working capital was increased by the issuance of 400,000 shares of $0.01 par value common stock ("Common Stock") totaling $2,300,000, net of issuance costs of $300,000, and the increased utilization of the revolving credit facility of $2,114,000.

Stockholders' equity changed to $1,624,000 at June 30, 1997, from $2,058,000 at December 31, 1996, principally due to the issuance of Common Stock totaling $2,300,000, net of issuance costs, and the net loss for the six-months ended June 30, 1997, of $3,336,000.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1997.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997

                                 Three months ended      Percentage       Three months ended    Percentage
                                    June 30, 1996        of Revenue          June 30, 1997      of Revenue
                                 ------------------      ----------       ------------------    ----------
                                                           (dollars in thousands)
Revenue                               $15,034             100.0%                $18,413           100.0%
Gross profit                            6,288              41.8%                  6,187            33.6%
Selling, general and
  administrative expenses               3,715              24.7%                  6,156            33.4%
Research and development costs            302               2.0%                  1,479             8.0%
Amortization of intangibles                 -                                       508             2.8%
Other operating (income) expense       (7,294)            (48.5%)                  (190)            1.0%

Revenues for the three months ended June 30, 1996, were $15,034,000 compared to $18,413,000 (a 22.5% increase) for the comparable period of 1997. The $3,379,000 increase is net of an anticipated decline in the Company's legacy revenues of $2,074,000 or 26%. Non-legacy revenues increased by $5,453,000 or 77%.

Gross profit for the three months ended June 30, 1996, was $6,288,000 compared to $6,187,000 for the comparable period of 1997. The decrease in the gross profit percentage from 41.8% in the three months ended June 30, 1996, to 33.6% for the comparable period for 1997, reflects decreased profit margins for both the legacy business and for the Company's sales of lower-margin third-party products.

Selling, general and administrative expenses ("SG&A") increased from $3,715,000 for the three months ended June 30, 1996, to $6,156,000 for the comparable period of 1997. The increase is principally attributable to increased marketing efforts and a larger salesforce, which resulted in increased software, networks, and professional services revenues in the three months ended June 30, 1997, compared to the comparable period of 1996.

Research and development costs were $302,000 for the three months ended June 30, 1996, compared to $1,479,000 for the comparable period of 1997. The increase is attributable to the capitalization of certain software development costs which qualify for capitalization as product enhancement costs in the three months ended June 30, 1996, whereas all development costs were expensed in the comparable period in 1997, and an increased level of development activity in both the Company's hospitality and manufacturing products.

Other operating income for the three months ended June 30, 1996, related to a settlement (net of expenses) of a claim relating to the disposition of certain subsidiaries in 1993. In the three months ended June 30, 1997, other operating income was principally from foreign exchange gains and collections made on non-U.S. accounts receivable previously written off.

The amortization of intangibles of $508,000 for the three months ended June 30, 1997 was due to the acquisitions of HIS, CIMPRO, and the minority ownership of Gaming Systems International. There was no comparable amortization expense during the second quarter of 1996.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997

                                   Six months ended      Percentage         Six months ended     Percentage
                                    June 30, 1996        of Revenue          June 30, 1997       of Revenue
                                   ----------------      ----------         ----------------     ----------
                                                              (dollars in thousands)
Revenue                                $29,765             100.0%                35,237            100.0%
Gross profit                            11,375              38.2%                12,230             34.7%
Selling, general and
  administrative expenses                6,478              21.8%                11,702             33.2%
Research and development costs             989               3.3%                 2,685              7.6%
Amortization of intangibles                  -                 -                    824              2.3%
Other operating (income) expense        (7,294)            (24.5%)                 (125)           (0.03%)
Minority interest                         (165)             (0.6%)                    -                -

Revenues for the six months ended June 30, 1996, were $29,765,000 compared to $35,237,000 for the comparable period of 1997. The increase in revenues of $5,472,000 is net of an anticipated decline in legacy revenues of $5,158,000 or 31.9%. Non-legacy revenues increased by $10,630,000 or 78.3%.

Gross profit for the six months ended June 30, 1996, was $11,375,000 compared to $12,230,000 for the comparable period for 1997. The decrease in the gross profit percentage from 38.2% in the six months ended June 30, 1996, to 34.7% for the comparable period for 1997, reflects decreased profit margins from the Company's sales of lower-margin third-party products and from legacy revenues. For strategic reasons, legacy services were outsourced to Olivetti North America and Olivetti Canada, Ltd., in December 1996.

Selling, general and administrative expenses increased from $6,478,000 or 21.8% of revenues in the six months ended June 30, 1996, to $11,702,000 or 33.2% of revenues in the comparable period of 1997. The increase is attributable to increased marketing efforts and a larger salesforce, which resulted in increased software, networks, and professional services revenues in the six months ended June 30, 1997, compared to the comparable period of 1996. In addition, SG&A increased due to residual integration costs associated with the August 1996 acquisition of Hotel Information Systems and the integration costs associated with the March 1997 acquisition of CIMPRO. Higher facilities costs in connection with the combination of Irvine, California operations into a single building (which will lower future costs) and higher telecommunications costs, due to increased traffic from HIS and CIMPRO, also contributed to increased SG&A expenses.

Research and development costs increased from $989,000 or 3.3% of revenues for the six months ended June 30, 1996, to $2,685,000 or 7.6% of revenues for the comparable period in 1997, due to a significantly larger set of product development and sustaining engineering activities. The acquisitions of the HIS & CIMPRO product lines, together with obtaining exclusive world-wide rights to the Lodging Touch International software product, have resulted in increased expense in the development and sustaining of these products.

Other operating income for the six months ended June 30, 1996, was from the settlement (net of expenses) of a claim relating to the disposition of certain subsidiaries in 1993. In the six months ended June 30, 1997, other operating income was principally from foreign exchange gains and collections made on non-U.S. receivables previously written off.

The amortization of intangibles of $824,000 for the six months ended June 30, 1997 is related to the acquisitions of HIS, CIMPRO, and the minority ownership of Gaming Systems International. There was no comparable amortization expense during the first two quarters of 1996.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Annual Meeting of Stockholders

         The Registrant held its Annual Meeting of Stockholders on May 20, 1997, at 10:00 a.m. at the Century Plaza & Towers, 2025 Avenue of the Stars, Los Angeles, California.

         (b)      Elected Directors of Registrant

         The following persons were elected to serve as directors of the
         Registrant:

                  George G. Bayz
                  Alan A. Gleicher
                  Richard S. Ressler
                  Morton O. Schapiro

         (c)      Items Voted Upon By Stockholders of the Registrant

         The following matters were voted upon by the stockholders of the Registrant. The number of votes cast for, against, and broker non-votes, (including nominees for the Directors of the Registrant) are set forth below:

                  SUBJECT                                     VOTES FOR            VOTES AGAINST           NON-VOTE
                  -------                                     ---------            -------------           --------
         Approval of amendment to the Company's
            Amended and Restated Certificate of
            Incorporation.                                    4,407,511                697,916              83,252

         Approval of Amendment to the 1993
             Employee Stock Option Plan.                      6,462,880                687,062              96,336

         Election of Directors:                               VOTES FOR            VOTES WITHHELD
                                                              ---------            --------------

                  George G. Bayz                              7,118,239                227,521
                  Alan A. Gleicher                            7,116,239                229,521
                  Richard S. Ressler                          7,117,609                228,151
                  Morton O. Schapiro                          7,116,239                229,521

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                None

         (b)    Reports on Form 8-K.

                On March 6, 1997, the registrant filed a report on Form 8-K, without financial statements, reporting that the Company had completed the acquisition of the CIMPRO division of Oracle Corporation's wholly-owned subsidiary Datalogix International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAI SYSTEMS CORPORATION
                                           (Registrant)


Date: August 14, 1997                      /s/ Lewis H. Stanton
                                           -------------------------------------
                                           Lewis H. Stanton
                                           Executive Vice President and
                                           Chief Operating and Financial Officer
                                           (Chief Accounting Officer)