Form 10-Q
period 1997-09-30
MAI SYSTEMS CORP
filed 1997-11-14
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997

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

                                ---------------

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

As of November 12, 1997, 10,148,205 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                          December 31,   September 30,
                                                                              1996            1997
                                                                          ------------   ------------
                                                                             (dollars in thousands)
    Current assets:
       Cash and cash equivalents                                           $   3,857       $   4,570
       Receivables, less allowance for doubtful accounts of
          $2,578 in 1996 and $3,760 in 1997                                   11,407          16,747
       Inventories                                                             3,321           2,621
       Prepaids and other current assets                                       1,938           4,513
                                                                           ---------       ---------

           Total current assets                                               20,523          28,451

    Furniture, fixtures and equipment, net                                     4,065           4,582
    Intangibles                                                                6,804          12,503
    Other assets                                                               1,461           2,057
                                                                           ---------       ---------

           Total assets                                                    $  32,853       $  47,593
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Current portion of long-term debt                                   $   1,394       $     941
       Accounts payable                                                        6,852           6,741
       Customer deposits                                                       1,763           3,048
       Accrued liabilities                                                     7,312          10,649
       Income taxes payable                                                      462             324
       Unearned revenue                                                       11,010          14,464
                                                                           ---------       ---------

           Total current liabilities                                          28,793          36,167

    Long-term debt                                                               485           6,338
    Other liabilities                                                          1,517           1,046
                                                                           ---------       ---------

           Total liabilities                                                  30,795          43,551
                                                                           ---------       ---------

    Stockholders' equity:
       Common stock, par value $0.01 per share, authorized 25,000,000
          shares, 8,292,935 and 10,223,963 shares issuable                        88             106
       Additional paid-in capital                                            212,351         220,051
       Cumulative translation adjustment                                         100              (2)
       Accumulated deficit                                                  (210,481)       (216,113)
                                                                           ---------       ---------

           Total stockholders' equity                                          2,058           4,042
                                                                           ---------       ---------

           Total liabilities and stockholders' equity                      $  32,853       $  47,593
                                                                           =========       =========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended     For the Nine Months Ended
                                                            September 30,                 September 30,
                                                    --------------------------     -------------------------
                                                       1996            1997           1996           1997
                                                    ----------       --------      ----------      ---------
                                                      (dollars in thousands,         (dollars in thousands,
                                                      except per share data)         except per share data)
Revenue
   Software, networks and professional services:
      Software sales                                  $  2,179       $  1,516       $  4,334       $  4,459
      Network and computer equipment                     4,129          3,152         10,596          9,561
      Professional services                              4,122          8,074          9,074         22,926
                                                      --------       --------       --------       --------
                                                        10,430         12,742         24,004         36,946

   Legacy revenue                                        7,320          4,917         23,511         15,950
                                                      --------       --------       --------       --------

           Total revenue                                17,750         17,659         47,515         52,896

Direct costs                                            11,585          9,690         29,975         32,697
                                                      --------       --------       --------       --------

           Gross profit                                  6,165          7,969         17,540         20,199

Selling, general and administrative expenses             5,309          6,939         11,766         18,641
Research and development costs                             377          1,467          1,366          4,152
Amortization and impairment of intangibles                 374            550            395          1,374
Restructuring costs                                         --            900             --            900
Other operating (income) expense                          (140)           158         (7,434)            33
                                                      --------       --------       --------       --------
           Operating income (loss)                         245         (2,045)        11,447         (4,901)

Minority interest in consolidated subsidiary                --             --            165             --
Interest income                                             --             39             --             94
Interest expense                                            (8)          (290)          (102)          (825)
                                                      --------       --------       --------       --------
           Income (loss) before income taxes               237         (2,296)        11,510         (5,632)

Income tax benefit                                        (164)            --           (164)            --
                                                      --------       --------       --------       --------

           Net income (loss)                          $    401       $ (2,296)      $ 11,674       $ (5,632)
                                                      ========       ========       ========       ========
Primary and fully diluted income (loss)
   per share of common stock and dilutive
   common stock equivalents                           $   0.04       $  (0.24)      $   1.20       $  (0.61)
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

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                 -------------------------
                                                                     1996           1997
                                                                 ----------     ----------
                                                                   (dollars in thousands)
Net cash provided by (used in) operating activities               $  5,665       $ (4,071)
                                                                  --------       --------

Cash flows from investing activities:
    Capital expenditures                                            (1,065)          (830)
    Purchase of businesses                                             158         (6,102)
    Capitalized software costs                                        (736)            --
                                                                  --------       --------


Net cash used in investing activities                               (1,643)        (6,932)
                                                                  --------       --------

Cash flows from financing activities:
    Short-term borrowings, net                                          --          1,183
    Payments received on notes receivable                               --            234
    Proceeds from issuance of  common stock, net                        --          2,300
    Proceeds from issuance of subordinated notes payable                --          6,000
    Increase in note receivables                                      (437)           (25)
    Repayments of term and other long-term debt                     (1,655)          (134)
    Proceeds from the exercise of stock options and warrants            57          2,207
                                                                  --------       --------

Net cash (used in) provided by financing activities                 (2,035)        11,765
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents           (53)           (49)
                                                                  --------       --------

Net change in cash and cash equivalents                              1,934            713
                                                                  --------       --------

Cash and cash equivalents at beginning period                        4,086          3,857
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  6,020       $  4,570
                                                                  ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1997
                                   (Unaudited)

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

2.       INVENTORIES

         Inventories are summarized as follows:

                                     December 31,    September  30,
                                        1996              1997
                                     ------------    --------------
                                        (dollars in thousands)
     Finished goods                    $2,277            $1,685
     Replacement parts                  1,044               936
                                       ------            ------
                                       $3,321            $2,621
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

         Shares of common stock may be distributed by the Company to its former creditors. As of November 14, 1997, 6,755,751 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

4.       BUSINESS ACQUISITIONS

         CIMPRO:

         On March 6, 1997, the Company acquired substantially all the assets and assumed certain liabilities of CIMPRO, which develops and markets process manufacturing software, for $5,900,000 in cash. The acquisition of CIMPRO was effected by utilizing the proceeds derived from selling 400,000 shares of Common Stock in a private placement for $6.50 per share and issuing $6,000,000 of 11% subordinated notes due in 2004 to investment funds associated with Canyon Capital Management LP ("Canyon"). Interest on the subordinated notes is payable semi-annually commencing September 3, 1997.

         Associated with the stock issuance, the Company incurred $300,000 of issuance costs which are included in additional paid-in capital in the accompanying condensed consolidated balance sheet at September 30, 1997.

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

         GAMING SYSTEMS INTERNATIONAL:

         In March 1997, the Company acquired options previously issued to certain employees permitting such employees to purchase 3.5% of Gaming Systems International ("GSI") Common Stock. Consideration given in exchange was 14,930 shares of the Company's Common Stock valued at $104,500 and notes payable of $104,500. The transaction resulted in an increase in goodwill of $209,000.

         HOTEL INFORMATION SYSTEMS, INC.:

         In July 1997, the Company received a preliminary arbitration decision regarding the purchase price of assets and assumed liabilities acquired from Hotel Information Systems, Inc., in August 1996. The preliminary decision requires a reduction to the purchase price of approximately $931,000. The final purchase price reduction amount rendered by the arbitrator will reduce recorded goodwill.

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

         In September 1997, the Company reduced the exercise price of 800,000 warrants (750,000 related to the subordinated debt and 50,000 held by a related party) to $3.04 per share. As a result, the holders of warrants exercised such warrants and acquired 800,000 shares of the Company's Common Stock at $3.04 per share. Such exercises were paid in cash, except that holders of warrants relating to the subordinated debt, as allowed under the terms of the debt agreement, applied $750,000 of the proceeds to the principal balance of the related debt.

         In addition, in September 1997, the Company issued 157,895 shares of its Common Stock to a related party upon exercise of a previously outstanding warrant, exercisable at $1.90 per share in cash.

6.       RESTRUCTURING COSTS

         In September 1997, management authorized and committed the Company to a restructuring plan to eliminate operations and related expenses which were not required to support the Company's operations of software sales and professional services. In connection with the restructuring plan, the Company recorded a restructuring charge of $900,000 to recognize severance, benefits and other related costs for the employees to be terminated. At September 30, 1997, the remaining liability associated with the restructuring was approximately $616,000.

7.       INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies new standards designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Accordingly, the financial statements for the Company's fourth quarter ending December 31, 1997, will include a restatement of historical income
         (loss) per share to conform to the requirements of SFAS No. 128. The effects of this change are not expected to have a material effect on income (loss) per common share.

         Primary and fully diluted income (loss) per share for 1996 and 1997, are computed using 6,867,752 and 9,559,345 shares of Common Stock, respectively for the three months ended September 30, and 7,356,250 and 9,114,051 shares of Common Stock, respectively for the nine months ended September 30. These share amounts represent shares of Common Stock (adjusted for stock split in August 1995) expected to be issued in accordance with the Plan of Reorganization and the weighted average number of shares and equivalent shares of common stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method. Common Stock equivalents are not included in the 1997 calculation as they would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, working capital increased by $554,000 from a deficit of $8,270,000 at December 31, 1996, to a deficit of $7,716,000. Excluding unearned revenue (which will not give rise to cash disbursements) of $14,464,000, the Company's working capital is $6,748,000 or a ratio of current assets to current liabilities of 1.31 to 1.0. The comparable ratio at December 31, 1996, was 1.15 to 1.0. The Company's working capital position has improved due to the issuance of common stock and proceeds from the exercise of stock options and warrants.

Cash and cash equivalents were $4,570,000 at September 30, 1997, as compared to $3,857,000 at December 31, 1996. The Company continues to have a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At September 30, 1997, approximately $1,183,000 was drawn down under this facility.

Net cash used for investing activities in the nine months ended September 30,1997 totaled $6,932,000. Capital expenditures comprised $830,000, while the acquisition of CIMPRO and the acquisition of options to purchase 3.5% of GSI accounted for $6,102,000.

Net cash provided by financing activities included $6,000,000 from the issuance of 11% subordinated notes payable due in 2004 in connection with the CIMPRO acquisition. The notes payable were reduced by $750,000 in September, 1997 to $5,250,000 due to the exercise of stock warrants. The Company's working capital was increased by the issuance of 400,000 and 335,506 (in connection with the exercise of stock options and warrants) shares of $0.01 par value common stock ("Common Stock") totaling $2,300,000 (net of issuance costs of $300,000) and $2,207,000, respectively. The increased utilization of the revolving credit facility by $1,183,000 also increased the Company's working capital.

Stockholder's equity changed to $4,042,000 at September 30,1997 from $2,058,000 at December 31, 1996, principally due to the issuance of Common Stock totaling $5,257,000, net of issuance of costs, and the net loss for the nine-months ended September 30, 1997, of $5,632,000.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through the next twelve months.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997


                                 Three months ended      Percentage       Three months ended   Percentage
                                 September 30, 1996      of Revenue       September 30, 1997   of Revenue
                                 ------------------      ----------       ------------------   ----------
                                                           (dollars in thousands)
Revenue                             $    17,750             100.0%            $  17,659            100.0%
Gross profit                              6,165              34.7%                7,969             45.1%
Selling, general &
  administrative expenses                 5,309              29.9%                6,939             39.3%
Research and development
  costs                                     377               2.1%                1,467              8.3%
Amortization of intangibles                 374               2.1%                  550              3.1%
Restructuring costs                                                                 900              5.1%
Other operating (income)
    expense                                (140)             (0.8%)                 158              0.9%
Provision (benefit) for
     income taxes                          (164)             (0.9%)                  --               --

Revenues for the three months ended September 30, 1996 were $17,750,000 compared to $17,659,000 (a 0.1% decrease) for the comparable period of 1997. The $91,000 decrease includes an anticipated decline in the Company's legacy revenues of $2,403,000 or 33%. Non-legacy revenues increased by $2,312,000 or 22%.

Gross profit for the three months ended September 30, 1996, was $6,165,000 compared to $7,969,000 for the comparable period for 1997. The increase in the gross profit percentage from 34.7% in the three months ended September 30, 1996, to 45.1% for the comparable period of 1997, reflects a shift in the mix of software product sales to higher-margin company-owned products from lower-margin third-party products. The overall increase in gross margin is net of a reduction in the margin from legacy revenues. For strategic reasons, legacy services were outsourced to Olivetti North America and Olivetti Canada, Ltd., in December 1996.

Selling, general and administrative expenses ("SG&A") increased from $5,309,000 for the three months ended September 30, 1996, to $6,939,000 for the comparable period of 1997. The increase is principally attributable to increased marketing efforts internationally and a larger sales force. These expenses are related to a more aggressive sales strategy aimed at securing contracts with larger multi-site customers.

Research and development costs were $377,000 for the three months ended September 30, 1996, compared to $1,467,000 for the comparable period of 1997. The increase is attributable to the capitalization of certain software development costs which qualify for capitalization as product enhancement costs in the three months ended September 30, 1996, whereas all development costs were expensed in the comparable period of 1997, and continued increased development activity in both the Company's hospitality and manufacturing products.

The amortization of intangibles was $374,000 for the three months ended September 30, 1996, compared to $550,000 for the comparable period of 1997. The increase is primarily due to intangible assets generated by the acquisitions of HIS, CIMPRO and the remaining minority ownership (through the acquisition of stock options) of Gaming Systems International.

The Company incurred restructuring costs of $900,000 for the three months ended September 30, 1997 in connection with a restructuring plan to eliminate operations and related expenses which were not required to support the Company's operations of software sales and professional services. The costs were recorded to recognize severance, benefits and other related costs for employees to be terminated. There were no comparable costs for the three months ended September 30, 1996.

Other operating income for the three months ended September 30, 1996 related to a favorable settlement of a claim that the Company recorded for in the three months ended June 30, 1996. In the three months ended September 30, 1997, other operating expense was principally from foreign exchange losses.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997

                                  Nine months ended      Percentage         Nine months ended  Percentage
                                 September 30, 1996      of Revenue       September 30, 1997   of Revenue
                                 ------------------      ----------       ------------------   ----------
                                                           (dollars in thousands)
Revenue                             $    47,515             100.00%              52,896          100.0%
Gross profit                             17,540              36.9%               20,199           38.2%
Selling, general &
  administrative expenses                11,766              24.8%               18,641           35.2%
Research and development
  costs                                   1,366               2.9%                4,152            7.8%
Amortization of intangibles                 395               0.8%                1,374            2.6%
Restructuring costs                                                                 900            1.7%
Other operating (income)
    expense                              (7,434)            (15.6)%                  33            0.1%
Provision (benefit) for
     income taxes                          (164)             (0.3)%                  --             --
Minority interest                          (165)             (0.3)%                  --             --

Revenues for the nine months ended September 30, 1996, were $47,515,000 compared to $52,896,000 for the comparable period of 1997. The increase in revenues of $5,381,000 is net of an anticipated decline in legacy revenues of $7,561,000 or 32.2%. Non-legacy revenues increased by $12,942,000 or 53.9%.

Gross profit for the nine months ended September 30, 1996, was $17,540,000 compared to $20,199,000 for the comparable period of 1997. The increase in the gross profit percentage from 36.9% in the nine months ended September 30, 1996, to 38.2% for the comparable period for 1997, reflects a shift in the mix of software product sales to higher-margin company-owned products from lower-margin third-party products. The overall increase in gross margin is net of a reduction in the margin from legacy revenues. For strategic reasons, legacy services were outsourced to Olivetti North America and Olivetti Canada, Ltd., in December 1996.

Selling, general and administrative expenses increased from $11,766,000 or 24.8% of revenues in the nine months ended September 30, 1996, to $18,641,000 or 35.2% of revenues in the comparable period of 1997. The increase is principally attributable to increased marketing efforts both domestically and internationally, as well as a larger sales force in both the hospitality and process manufacturing industries. These expenses, which are related to a more aggressive sales strategy aimed at winning contracts with larger multi-site customers, resulted in increased software and professional services revenues in the nine months ended September 30,1997, compared to the comparable period of 1996. In addition, SG&A increased due to residual integration costs associated with the August 1996 acquisition of HIS and the integration costs associated with the March 1997 acquisition of CIMPRO. Higher facilities costs in connection with the combination of Irvine, California operations into a single building (which will lower future costs) and higher telecommunications costs, due to increased traffic from HIS and CIMPRO, also contributed to increased SG&A expenses.

Research and development costs increased from $1,366,000 or 2.9% of revenues for the nine months ended September 30, 1996, to $4,152,000 or 7.8% of revenues for the comparable period in 1997, due to a significant increase in product development and sustaining engineering activities. The acquisitions of the HIS and CIMPRO product lines, together with obtaining exclusive world-wide rights to the Lodging Touch International software product, have resulted in increased expense in the development and sustaining of these products.

The amortization of intangibles was $395,000 for the nine months ended September 30, 1996, compared to $1,374,000 for the comparable period of 1997. The increase is primarily due to intangible assets generated by the acquisitions of HIS, CIMPRO and the remaining minority ownership (through the acquisition of stock options) of Gaming Systems International.

The Company incurred restructuring costs of $900,000 for the nine months ended September 30, 1997 in connection with a restructuring plan to eliminate operations and related expenses which were not required to support the Company's operations of software sales and professional services. The costs were recorded to recognize severance, benefits and other related costs for employees to be terminated. There were no comparable costs for the nine months ended September 30, 1996.

Other operating income for the nine months ended September 30, 1996 related to a favorable settlement (net of litigation expenses) relating to the disposition of certain subsidiaries that were disposed in 1993. For the nine months ended September 30, 1997, other operating income was principally from foreign exchange gains.

New Accounting Standards
------------------------

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

In October 1997, the Accounting Standards Executive Committee issued a Statement of Position ("SOP") on software recognition, SOP No. 97-2, which supersedes SOP No. 91-1. The new statement is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently reviewing the impact of SOP No. 97-2 on its consolidated financial statements and currently believes that impact of its adoption will not have a material impact on the Company's financial position or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  None.

         (b)  None.

         (c) On September 4, 1997, the Company issued 157,895 shares of its Common Stock to Mr. Richard Ressler, Chairman of the Company, upon his exercise of a previously outstanding warrant, exercisable at $1.90 per share in cash, and on September 8, 1997, the Company issued 398,510 shares of its Common Stock to Mr. Ressler in payment for services rendered pursuant to a consulting agreement with the Company, dated April 15, 1994, as amended.

              Additionally, in order to induce exercises, on September 12, 1997, the Company temporarily repriced all of its outstanding "out of the money" warrants to an exercise price of $3.04 per share. As a result, holders of warrants, being Mr. Ressler with respect to 50,000 warrants, and four institutional investors with respect to 750,000 warrants, exercised such warrants and acquired an aggregate of 800,000 shares of the Company's Common Stock at $3.04 per share. Such exercises were paid in cash except that such institutional investors paid a portion of the consideration for their shares by surrendering $750,000 aggregate principal of promissory notes of the Company (which were credited at the principal amount together with accrued interest). This use of notes to pay a portion of the warrant exercise price was authorized by the terms of the warrants and notes. Such issuances closed on September 18, 1997.

              The foregoing issuances were made in transactions exempt under
              Section 4(2) under the Securities Act of 1933, as transactions not involving any public offering. The shares issued were legended and appropriate investment representations were obtained from the purchasers.

         (d)  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             27   Financial Data Schedule.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MAI SYSTEMS CORPORATION
                                           (Registrant)


Date: November 14, 1997                    /s/ LEWIS H. STANTON
                                           ------------------------------------
                                           Lewis H. Stanton
                                           Executive Vice President and
                                           Chief Operating and Financial Officer
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                      SEQUENTIALLY
NUMBER          DESCRIPTION                                  NUMBERED PAGE
-------         -----------                                  -------------
  27            Financial Data Schedule