Form 10-K405
period 1997-12-31
MAI SYSTEMS CORP
filed 1998-04-15
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           COMMISSION FILE NO. 1-9158

                             MAI SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        22-2554549
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

           9601 Jeronimo Road
           Irvine, California                                       92618
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (714) 598-6000

                     --------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock $0.1 par value per share

                     --------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Certificate of Incorporation authorizes the issuance of 25,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock are currently being distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At March 31, 1998, the number of issued and outstanding shares of the Company's Common Stock was 10,298,539 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 1998 was approximately $31,356,288. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's 1993 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 1997 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 29, 1998 are incorporated herein by reference into Part III.

================================================================================

                                     PART I
ITEM 1. BUSINESS
                                   THE COMPANY

MAI Systems Corporation provides total information technology solutions primarily to the hospitality, resort and destination industry and to mid-sized process manufacturers. The solutions provided by the Company typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally the Company's proprietary software, or software which is licensed to the Company on an exclusive or non-exclusive basis. The hardware, peripherals and networking systems are generally third-party products which the Company distributes. Directly and through its arrangement with Olivetti North America and Olivetti Canada Ltd., the Company provides on-site service and support to users of its network and systems hardware.

The Company was incorporated under the laws of the State of Delaware on September 6, 1984. The Company's name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. As used herein, the terms the "Company" and "MAI" include MAI Systems Corporation and its subsidiaries unless the context indicates otherwise. The Company commenced operations on January 29, 1985.

                           DESCRIPTION OF THE BUSINESS

MAI's mission is to put in place long-term information technology partnerships with its customers by designing, installing and supporting customer-specific total information management solutions. Focusing primarily on the hotel, motel and resort destinations industry and solutions for mid-sized process manufacturers, it designs, sells, installs and supports information management solutions featuring complex wide area networks ("WANs") and local area networks ("LANs"). It provides a wide array of products and services to its installed base of approximately 6,000 customers and continues to make direct sales of certain products and services which enhance, upgrade and extend the useful life of the Company's legacy systems.

MAI markets its products and services primarily through a team selling approach, which utilizes the Company's nationwide network of sales offices. The Company also markets certain products and services through a limited number of distributors, independent value-added resellers ("VARs"), authorized service representatives and independent software vendors ("ISVs").

The Company's activities are conducted principally in the United States, Canada, the United Kingdom, Hong Kong, Singapore and Mexico. The Company also operates subsidiaries in Puerto Rico and Venezuela and operates offices in the People's Republic of China and Malaysia. Additionally, the Company sells its products through indirect channels in the United States and abroad. These independent channels include VARs, distributors, ISVs and local sales agents.

The Company provides software support services (both procedural and technical support) to its hospitality, process manufacturing and gaming systems customers from its offices in the United States, the United Kingdom and Singapore. In some countries the Company relies on certain foreign distributors of its products to provide software support services to customers located within the distributors' regions.

The Company provides on-site service and help support desk services to its legacy system customers in the United States, Canada, Puerto Rico and Venezuela. In the United States and Canada, the Company and its subcontractors, Olivetti North America, Inc. and Olivetti Canada, Ltd. (sometimes collectively referred to as "Olivetti"), provide on-site services to the Company's new and legacy system customers.

PRODUCTS AND SERVICES

In 1997, the Company's revenue was derived from the following sources:

                         Percentage of
                         Total Revenue
                         -------------
Hospitality                   46.1%
Process Manufacturing         15.4%
Gaming                         6.5%
Legacy                        28.9%
Other                          3.1%
                           -------
             Total           100.0%
                           =======

Products and Services

MAI designs, implements, maintains and supports total information system solutions utilizing WANs and LANs. In conjunction with these solutions, the Company's approach is to analyze a customer's information system requirements, propose a solution and then design, integrate, install and maintain the system. One of the principal objectives of the Company is to help its customers utilize their data across their entire enterprise so that information that was once limited to one area of a business can now be available to other areas where it can be utilized for new purposes. Once a system is on-line, the Company typically continues its relationship with the customer by providing around-the-clock telephonic support and, through its contracts with Olivetti, on-site field support. The systems designed by the Company utilize the Company's property management system for hotels, resorts and destinations and enterprise resource planning ("ERP") applications software for midsize process manufacturers, which the Company markets with industry-standard hardware and software products from leading technology vendors including Cisco Systems, Compaq Computer, Hewlett Packard, IBM, Data General, Larscom, Microsoft and Novell.

Hospitality - 46.1%

The Company markets three property management systems. Hotel CompuSystem II has been marketed by the Company since 1990, when the Company acquired Computerized Lodging Systems ("CLS"). In August 1996 the Company acquired Hotel Information Systems, Inc. ("HIS") and began marketing its Paragon product line. In October 1996, the Company became the exclusive distributor of the Lodging Touch International products from Enterprise Hospitality Solutions. Each of the product lines has features which make it particularly well-suited to a different segment of the hospitality marketplace.

Hotel CompuSystem II, which targets hotels and resorts in the 300 to 1,000 room range, runs under UNIX. Hotel CompuSystem II is full-featured and provides customers with front desk, night audit, housekeeping and numerous other functions. Additionally, the CLS products interface to more than 250 other hospitality-related information system products, such as point-of-sale systems, telephone call monitoring systems and minibar maintenance systems. The ease of connectivity with third-party products is one of the system's competitive advantages. Hotel CompuSystem II is installed in over 1,500 sites worldwide.

The Paragon property management system, from HIS, is designed to serve the needs of larger hotels and resorts. Running on IBM AS/400 or System 36 minicomputers, the Paragon product line provides the full range of features and functionality required by premier properties, such as Disneyland Paris or Renaissance Hotels International. Paragon is installed in more than 1,000 hotels and resorts around the world, and is a major presence in the Pacific Rim.

The Lodging Touch International ("LTI") products comprise a state-of-the-art suite of products designed to take full advantage of the versatility of Microsoft's Windows 95 and Windows NT operating systems. They are the industry's first fully graphical products to fully utilize the features of the Windows NT operating system and Microsoft Sequel Server. With the LTI products, MAI has been named a Microsoft Solutions Partner.

Process Manufacturing - 15.4%

MAI develops and markets MANBASE and CIMPRO, both of which are ERP applications, used by midsize process manufacturers. The Company's typical customer generally has annual revenues between $20 million and $500 million. These manufacturers convert raw materials into finished goods or into products used to manufacture other goods. Typical users of the Company's ERP product would be manufacturers who convert raw milk into cheese and other dairy products, or pharmaceutical manufacturers who convert raw chemicals into medicinal products. These process manufacturers have unique requirements in quality control, regulatory compliance, inventory control and production planning that require an integrated application and system solution.

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

Gaming - 6.5%

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

Legacy - 28.9%

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

Other - 3.1%

During 1997, the Company closed down a business it had entered in 1996 in which the Company provided customers outside its core markets with integration and implementation services. These customers utilized the Company's professional services, consulting, network and system products and/or partner products, to re-host their legacy application to modern client/server technology. These customers did not use the Company's hospitality or process manufacturing applications, but had an in-house or third party application. The Company no longer conducts that business, but it continued to have revenue from contracts commenced in 1996 and 1997.

MARKETING AND SALES

MAI markets its products and services primarily through a team-selling approach, which utilizes the Company's nationwide network of sales offices and its Irvine, California-based account representatives. The Company also markets certain products and services through limited numbers of VARs, authorized service representatives and ISVs.

In the United States, the Company's systems are marketed by a direct sales and marketing organization which included, as of February 28, 1998, 33 sales and marketing personnel located in the corporate headquarters and five satellite offices. In addition, the Company markets its systems internationally through its subsidiaries which operate in Canada, the United Kingdom, Mexico, Hong Kong, Singapore, Puerto Rico and Venezuela and through various distributors that are exclusive in their jurisdictions. The Company's international subsidiaries employed, as of February 28, 1998, 25 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Canada, Mexico, the

United Kingdom, the Netherlands, Hong Kong, Singapore, Malaysia, the People's Republic of China and Venezuela. Additionally, the Company also sells its products through indirect channels both within and outside the United States. These indirect channels include VARs, distributors, ISVs and local sales agents.

During 1997, the Company's aggregate revenue was derived from geographic areas as follows:

                         Percentage of Total
                         -------------------
                              Revenues
                              --------
United States                   80.8%
Pacific Rim                      9.3%
Canada                           6.9%
Other Areas                      3.0%
                               -----
                  Total        100.0%
                               =====

The financial performance of the Company is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 19.2% of the Company's 1997 revenues were generated outside the United States, even though most of this activity is in the Pacific Rim which has recently incurred significant economic and currency disruptions, the risk associated with these foreign operations in relation to the Company's overall financial performance is limited.

SUPPORT AND MAINTENANCE

The provision of around-the-clock customer service is a cornerstone of the Company's business. As of February 28, 1998, the Company had software support agreements with approximately 2,000 customers. Additionally, it had hardware maintenance agreements with approximately 4,000 other customers. The Company employs approximately 45 technicians to provide support for the Company's applications software products.

Telephonic support, which is primarily to assist licensees of the Company's applications products, is provided from the Company's response centers located in Irvine, California, Dallas, Texas, Tarrytown, New York, Singapore and the United Kingdom. The Company utilizes the latest developments in telephony and artificial intelligence-enhanced technology to enable its support technicians to quickly identify and resolve customers' software related computing problems.

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

PRODUCTION AND PROCUREMENT

In response to market demand for standardized hardware and software products, all of the Company's current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment. At present, the Company has relationships with a number of suppliers including Cisco Systems, Compaq Computer, Data General, Hewlett Packard and IBM and distributors such as MicroAge and Ingram Micro. Management believes that these relationships have enabled the Company to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices. The Company no longer manufactures proprietary hardware products.

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

Set forth below is certain information concerning orders, shipments and backlog for 1997 and 1996:

                                            (dollars in millions)
                                              1997       1996
                                              ----       ----
Orders received (net of cancellations)      $  22.4    $  32.8
Shipments (net of equipment returns)           30.0       23.8
Backlog (at period end)                         8.1       15.7

The Company's backlog is not necessarily indicative of future revenues. The 1996 Backlog reflects unfulfilled orders acquired from HIS recorded as a backlog adjustment by the Company. In addition, it includes orders for hardware in the networking business where the Company no longer competes. Further, in the second half of 1997, the Company began directing a large portion of the hardware component of its system sales to its strategic partners.

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

As of February 28, 1998, the Company employed 41 engineers, programmers and other technical personnel in research and development activities. During 1995, 1996 and 1997, the Company incurred $2,667,000, $3,117,000, and $5,583,000 respectively, for research and development activities. The Company's research and development expenditures related primarily to support and enhancement of existing software products.

CUSTOMERS

The Company's customers in hospitality are generally hotels and resorts with fifty or more rooms, in gaming are casinos with electronic gaming equipment such as slot machines, and in process manufacturing are generally midsize process manufacturers. Legacy comprises a highly diversified group of customers in various industries who use hardware sold by MAI over the years. During 1997, no single customer accounted for ten percent or more of the Company's revenues.

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

Within its targeted application markets, the Company has positioned itself to sell complete solutions featuring WANs and LANs to its customers. Within this marketplace, competition comes primarily from vendors of competing information technology in the markets in which the Company competes. There are several providers of information technology to the hotel, resort and destination industry against which the Company regularly competes. The primary competitors are of similar size to the Company, and provide technology that is also similar to the Company. They also cover essentially the same territory, which is anywhere in the developed world.

The competition in the ERP market is diffuse and new or different competitors often appear with each sales opportunity. In the lower end of the market, the Company competes with local VARs and ISVs who usually resell hardware or networking products of larger equipment manufacturers. These VARs and ISVs usually sell one or two specialized software application products targeted for specific industry market segments. Within the mid-range market, the

Company competes with several companies of similar size and technology. On the high end of the market, the Company competes with companies that are much larger and have financial resources far greater than the Company.

Within the gaming industry, the Company competes with manufacturers of gaming equipment. Some of those competitors are substantially larger than the Company. In the legacy arena, there are some third-party maintenance organizations ("TPMS") who provide service to users of the Company's hardware products. The competition is minimal, as outside companies cannot provide complete solutions to the Company's existing proprietary customer base.

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

EMPLOYEES

As of February 28, 1998, the Company had 467 employees, of which 291 were employed in the United States, 14 in Canada, 10 in Mexico, 10 in Puerto Rico, 4 in the Netherlands, 8 in the United Kingdom, 74 in Asia (Hong Kong, Indonesia, Malaysia, Singapore and the People's Republic of China) and 56 in Venezuela. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.


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

The business strategies of the Company that led to the Foreclosure reflected the nature of the information technology industry as it existed at that time. Historically, organizations relied upon proprietary, host-based computing systems to implement software applications, accounting and financial functions. The Company, like others in the industry, manufactured and serviced its own host-based information systems. However, with the declining costs of the personal computer and developments in the design and implementation of WANs and LANs, the information technology industry shifted away from centralized, host-based information systems to a system of workstations or personal computers sharing data and networked resources over WANs and LANs. This occurred when the Company had become highly leveraged due to the leveraged acquisition of a computer maintenance business that the Company had previously owned.

Eventually, the Company and its subsidiary were in default under its Credit Agreements, which indebtedness matured on November 16, 1992.

EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS

On November 18, 1993, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Company's Plan of Reorganization. The Company had been operating under Chapter 11 protection since April 12, 1993. The order was not appealed and became final and non-appealable on November 29, 1993. On January 27, 1994, the Bankruptcy Court entered an order which fixed January 27, 1994 as the effective date (the "Effective Date") of the Plan of Reorganization. The summary of the material features of the Plan of Reorganization, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 under the heading "CHAPTER 11 BANKRUPTCY PROCEEDINGS", is included herein by this reference.

The Plan of Reorganization provided for, among other things, (i) the satisfaction of substantially all of the unsecured (non-priority) indebtedness of MAI, Brooke Acquisition Corporation and CLS Software, Inc., the Company's wholly-owned subsidiaries which were parties to the bankruptcy proceeding (all of which are collectively referred to as the "Debtors"), through the issuance of the Company's Common Stock and (ii) the cancellation of existing equity interests in the Debtors. The Plan of Reorganization also provided for the substantive consolidation and merger of the Debtors and the corresponding extinguishment of intercompany liabilities and contracts among the Debtors. At December 31, 1997, the aggregate amount of tax claims had been reduced to approximately $970,000 and the Company continues to dispute certain tax claims.

The Company commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. The Common Stock is issued pursuant to section 1145 of the Bankruptcy Code, which contains an exemption from registration under the Securities Act of 1933, as amended. Through December 31, 1997, the Company had distributed 6,755,751 shares of Common Stock to its former creditors and the Company estimated that an approximate additional 65,000 shares will be issued in settlement of other creditor claims. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 1997, $74,570 in cash had been distributed pursuant to such provision.

Under the Plan of Reorganization, there is no recovery for holders of the Company's $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization on the Effective Date.

Pursuant to the terms of the Plan of Reorganization, the Company filed an Amended Certificate of Incorporation pursuant to which new shares of Common Stock were authorized for issuance. Such shares are being issued to holders of allowed unsecured claims as described above and will also be issued to optionees under the Company's stock option plans.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth herein, there may be other factors, or factors which arise in the future which may affect the future performance of the Company.

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

LIMITED HISTORY OF PROFITABILITY

Prior to the bankruptcy the Company incurred significant operating losses. The Company was profitable in 1994 and 1995, but then incurred significant losses in 1996 and 1997. There can be no assurance that the Company will be able to achieve or maintain profitability or avoid losses on a quarterly or annual basis in the future.

FLUCTUATIONS IN OPERATING RESULTS

A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the timing of significant orders, the timing of product enhancements and new product introductions by the Company, its technology vendors and its competitors, the pricing of the Company's products and services, competitive conditions and general economic conditions. Many of the Company's systems sales involve lengthy sales cycles and installations. Consequently, it is not possible to predict with any reliability the periods within which a sale may close or revenue will be recognized. As a result, the operating results of the Company may be materially skewed if a single transaction is completed earlier or later than expected. The Company has experienced fluctuations in its operating results and expects to continue to experience such fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Fluctuations in operating results may also result in volatility in the market price of the Common Stock.

LIQUIDITY: VOLATILITY OF STOCK PRICE

Historically, trading volume of the Company's Common Stock has been small, and the market for the Common Stock has been less liquid than that of many other publicly traded companies. In August 1995 the Company's Common Stock became listed on the AMEX under the symbol "NOW". Nevertheless, there can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices. Like the stock of other technology companies, the market price of the Common Stock has been and may continue to be volatile. Factors such as quarterly fluctuations in the Company's results of operations, trading volume, the announcement of technological innovations or new products by the Company or its competitors, general conditions in the computer hardware and software industries, economic conditions generally, variances between actual results of operations and the results expected by securities analysts, and the factors mentioned under "Fluctuations in Operation Results", among other factors, may have significant impact on the market price of the Common Stock.

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

The services of Richard S. Ressler, Chairman of the Board and Director of the Company, are provided on a non-exclusive basis pursuant to an agreement which expires in August 1998. There can be no assurances that Mr. Ressler will continue with the Company after such date or that the Company will be able to find a replacement in the event that either the Company or Mr. Ressler determines not to continue their relationship.

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

YEAR 2000 COMPLIANCE RISKS

The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company is currently in the process of evaluating its information technology systems for year 2000 compliance and believes that most of its operating systems have been modified to address Year 2000 issues. At this time, the Company does not believe that the costs associated with implementing its Year 2000 compliance plan will be material to the Company's financial condition or operations.

The Company does not currently have any information concerning the Year 2000 compliance of its key suppliers or customers. In the event that any of the Company's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company's Year 2000 compliance plan will address the Year 2000 compliance status of key suppliers, customers and other third parties. The Company has designed and tested the most current versions of its products to be Year 2000 compliant. However, some of the Company's customers are running earlier product versions that are not Year 2000 compliant. Although the Company has been encouraging such customers to upgrade to current product versions, no assurance can be given that all of them will do so in a timely manner, if at all. Moreover, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. There can be no assurance that such third party software will be free of errors and defects or be Year 2000 compliant. Although the Company has not experienced any product liability claims to date regarding year 2000 compliance, there can be no assurance that errors or defects, whether associated with Year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims; however, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Defective products or releases could result in loss of revenues, increased service and warranty costs and product liability claims, and could adversely affect the Company's market penetration and reputation, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

As of February 28, 1998, the principal properties utilized by the Company were as follows:

                                                                                      Approximate
                                  Type of Facility                                 Total Square Footage    Location
                                  ----------------                                 --------------------    --------
Corporate and Hospitality Headquarters, warehousing, administration, marketing,
  sales, development and support                                                              50,210      Irvine, California
Product development, sales and support                                                         8,911      Concord, California
Product development, sales and support                                                         6,558      Irving, Texas
Process Manufacturing headquarters, marketing, sales, development, and support                16,370      Tarrytown, New York
Gaming Systems International headquarters, marketing, sales, development,
  support and warehousing                                                                     12,150      Las Vegas, Nevada
MAI Canada Ltd. Administration, sales, education, warehousing, test and repair                24,150      Markham, Ontario, Canada
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support          3,638      Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support                                    4,527      Singapore
MAI Information Solutions Limited, European Headquarters, marketing, sales and
  support                                                                                      3,000      London

All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates. In addition to the premises identified above, the Company leases offices in three additional locations in the United States, one additional location in Canada and seven other locations around the world. Generally such leases are for terms of five years or less, although several of the leases in the United States are for terms of one year or less.

ITEM 3.  LEGAL PROCEEDINGS

The Company has filed and will continue to file objections to claims asserted in its Chapter 11 bankruptcy proceedings. The majority of these claims would, if upheld, give rise to allowed unsecured claims entitling respective claimants to distributions of new Common Stock. A number of filed objections in respect of secured claims, priority claims, tax claims, convenience claims and cure claims are still outstanding at December 31, 1997. To the extent the Company's objections to such claims are not sustained, the Company will be obligated to pay such claims in a lump sum in the case of convenience claims and administrative claims, and in the case of secured claims, priority claims, tax claims and cure claims, on a deferred basis over six to seven years, depending on the type of claim, at an interest rate of 6% in accordance with the Plan of Reorganization. The Company does not believe the outcome of these objections will be material.

The Company is also involved in various other legal proceedings which are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

No cash dividends have been paid to date on the Common Stock. At March 31, 1998, there were 590 stockholders of record.


Period                                                    High        Low
------                                                    ----        ---
Fiscal 1996:
         First Quarter ............................   $    7.88   $   6.13
         Second Quarter ...........................   $   10.63   $   5.63
         Third Quarter ............................   $    9.50   $   6.75
         Fourth Quarter ...........................   $    8.81   $   5.50

Fiscal 1997:
         First Quarter ............................   $    8.00   $   6.00
         Second Quarter ...........................   $    6.13   $   3.75
         Third Quarter ............................   $    4.88   $   2.94
         Fourth Quarter ...........................   $    4.13   $   2.50

Fiscal 1998:
         First Quarter Through February 28, 1998 ..   $    3.31   $   1.44

On March 3, 1997, at the same time that it issued its 11% subordinated debt to four investment funds managed by Canyon Capital Management LP ("Canyon"), the Company issued to such investment funds detachable warrants to purchase 750,000 shares of the Company's Common Stock at $8.00 per share, and sold as 400,000 shares of the Company's Common Stock for $6.50 per share. The purchase price for the shares of Common Stock was paid in cash. At the time of issuance of the detachable warrants, the Company recorded an original issue discount of $1,027,000 (which represented the fair value of the warrants at the time of issuance) on the subordinated notes. The fair value of the warrants was recorded as a reduction in the face value of the subordinated notes.

On March 6, 1997, the Company issued warrants to purchase 50,000 shares of the Company's Common Stock at $7.50 per share to Orchard Capital Corporation ("Orchard") (which Orchard subsequently transferred to Richard S. Ressler, Chairman of the Company). These warrants were issued as additional compensation under the consulting agreement, dated April 15, 1994, as amended, between Orchard and the Company, pursuant to which Orchard provides the services of Mr. Ressler.

On September 4, 1997, the Company issued 157,895 shares of its Common Stock to Mr. Ressler, upon his exercise of previously outstanding warrants, exercisable at $1.90 per share in cash, and on September 8, 1997, the Company issued 398,510 shares of its Common Stock to Mr. Ressler in payment for services rendered pursuant to the consulting agreement between Orchard and the Company.

Additionally, in order to induce exercises, on September 12, 1997, the Company temporarily re-priced all of its outstanding "out of the money" warrants to an exercise price of $3.04 per share. As a result, holders of warrants, being Mr. Ressler with respect to 50,000 warrants, and the four Canyon investment funds with respect to 750,000 warrants, exercised such warrants and acquired an aggregate of 800,000 shares of the Company's Common Stock at $3.04 per share. Such exercises were paid in cash except that the investment funds paid a portion of the consideration for their shares by surrendering $750,000 aggregate principal of promissory notes of the Company (which were credited at the principal amount together with accrued interest). This use of notes to pay a portion of the warrant exercise price was authorized by the terms of the warrants and notes. Such issuances closed on September 18, 1997.

The foregoing issuances were made in transactions exempt under Section 4(2) under the Securities Act of 1933, as transactions not involving any public offering. The shares issued were legended and appropriate investment representations were obtained from the purchases.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURS ABOUT MARKET RISK

Not applicable.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Company's Annual Report under the headings, "Consolidated Balance Sheets", "Consolidated Statements of Operations", Consolidated Statement of Stockholders' Equity (Deficiency)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 29, 1998. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1--Election of Directors, --Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 29, 1998. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 29, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 29, 1998. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation--Employment Contracts and Change of Control Arrangements; --Certain Transactions with Management" appearing in the definitive

Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 29, 1998. Such information is incorporated herein by reference.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

         (a)      1. Financial Statements

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity (Deficiency) Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

                  2.  Financial Statement Schedule

                      The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 1997 Annual Report.

                  Schedule II       Valuation and Qualifying Accounts

                  3.       Exhibits:

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

3.1               Amended and Restated Certificate of Incorporation of MAI
                  Systems Corporation, as filed as Exhibit 3.1 to the Company's
                  1996 Annual Report on Form 10-K.

3.2               Amendment No. 1 to the Amended and Restated Certificate of
                  Incorporation of MAI Systems Corporation as filed as Exhibit
                  3.2 to the Company's 1996 Annual Report on Form 10-K.

3.3 By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24,
                  1994.

10.1              Stock Option Agreement between George G. Bayz and the
                  Registrant dated September 12, 1997.

10.2              Stock Option Agreement between Lewis H. Stanton and the
                  Registrant dated February 10, 1997.

10.3              Stock Option Agreement between Lewis H. Stanton and the
                  Registrant dated September 12, 1997.

10.4              Stock Option Agreement between Richard DeMayo and the
                  Registrant dated September 12, 1997.

10.5 Stock Option Agreement between Luke Brown and the Registrant dated September 12, 1997.

10.6 Stock Option Agreement between Luke Brown and the Registrant dated September 12, 1997.

10.7 Registration Rights Agreement dated as of September 8, 1997 by and between the Registrant and Orchard Capital Corporation and Richard S. Ressler, Chairman of the Board.

10.8 Consulting Agreement dated as of August 15, 1994, as amended as of October 17,1994, August 16, 1996 and August 31, 1997 by and between Registrant and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17,1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company's
                  1996 Annual Report on Form 10-K.

10.9              Warrant dated March 6, 1997 covering 50,000 shares of the
                  Registrant's common stock and issued by the Registrant to Orchard Capital Corporation (Richard S. Ressler).

10.10             Note Purchase Agreement dated March 3, 1997 between the
                  Registrant and The Value Realization Fund, L.P., Canyon Value
                  Realization Fund (Cayman), Ltd., GRS Partners II and CPI
                  Securities L.P.

10.11 Amendment No. 1 dated May 6, 1997 to Note Purchase Agreement between the Registrant and The Value Realization Fund, L.P.
                  Canyon Value Realization Fund, Ltd., GRS Partners II and CPI
                  Securities, L.P.

10.12             Registration Rights Agreement dated February 13, 1997 between
                  Registrant and The Value Realization Fund, L.P., Canyon Value
                  Realization Fund (Cayman), Ltd., GRS Partners II and CPI
                  Securities, L.P.

10.13             MAI Systems Corporation Amended 1993 Stock Option Plan.

10.14             MAI Systems Corporation Amended 401(k) Plan.

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1              Subsidiaries of MAI Systems Corporation.

23.1              Consent of KPMG Peat Marwick LLP.

27.1              Financial Data Schedule Year Ended 1997.

27.2              Financial Data Schedule Restated Year Ended 1995.

              (b) Reports on Form 8-K during the fourth quarter of 1997.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MAI SYSTEMS CORPORATION



                                              By: /s/ RICHARD S. RESSLER
                                                  ------------------------------
                                                  Richard S. Ressler
                                                  Chairman
Dated:  April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1998.


       Signatures                     Title
       ----------                     -----

/s/RICHARD S. RESSLER                 Chairman, Director
---------------------------
Richard S. Ressler


/s/GEORGE G. BAYZ                     President and Chief Executive Officer,
---------------------------           Director
George G. Bayz


/s/ZOHAR LOSHITZER                    Director
---------------------------
Zohar Loshitzer


/s/MORTON O. SCHAPIRO                 Director
---------------------------
Morton O. Schapiro


/s/LEWIS H. STANTON                   Executive Vice President and Chief
---------------------------           Operating and Financial Officer
Lewis H. Stanton                      (Chief Accounting Officer)


                                 EXHIBIT INDEX

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

3.1               Amended and Restated Certificate of Incorporation of MAI
                  Systems Corporation, as filed as Exhibit 3.1 to the Company's
                  1996 Annual Report on Form 10-K.

3.2               Amendment No. 1 to the Amended and Restated Certificate of
                  Incorporation of MAI Systems Corporation as filed as Exhibit
                  3.2 to the Company's 1996 Annual Report on Form 10-K.

3.3 By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24,
                  1994.

10.1              Stock Option Agreement between George G. Bayz and the
                  Registrant dated September 12, 1997.

10.2              Stock Option Agreement between Lewis H. Stanton and the
                  Registrant dated February 10, 1997.

10.3              Stock Option Agreement between Lewis H. Stanton and the
                  Registrant dated September 12, 1997.

10.4              Stock Option Agreement between Richard DeMayo and the
                  Registrant dated September 12, 1997.

10.5 Stock Option Agreement between Luke Brown and the Registrant dated September 12, 1997.

10.6 Stock Option Agreement between Luke Brown and the Registrant dated September 12, 1997.

10.7 Registration Rights Agreement dated as of September 8, 1997 by and between the Registrant and Orchard Capital Corporation and Richard S. Ressler, Chairman of the Board.

10.8 Consulting Agreement dated as of August 15, 1994, as amended as of October 17,1994, August 16, 1996 and August 31, 1997 by and between Registrant and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17,1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company's
                  1996 Annual Report on Form 10-K.

10.9              Warrant dated March 6, 1997 covering 50,000 shares of the
                  Registrant's common stock and issued by the Registrant to Orchard Capital Corporation (Richard S. Ressler).

10.10             Note Purchase Agreement dated March 3, 1997 between the
                  Registrant and The Value Realization Fund, L.P., Canyon Value
                  Realization Fund (Cayman), Ltd., GRS Partners II and CPI
                  Securities L.P.

10.11 Amendment No. 1 dated May 6, 1997 to Note Purchase Agreement between the Registrant and The Value Realization Fund, L.P.
                  Canyon Value Realization Fund, Ltd., GRS Partners II and CPI
                  Securities, L.P.

10.12             Registration Rights Agreement dated February 13, 1997 between
                  Registrant and The Value Realization Fund, L.P., Canyon Value
                  Realization Fund (Cayman), Ltd., GRS Partners II and CPI
                  Securities, L.P.

10.13             MAI Systems Corporation Amended 1993 Stock Option Plan.

10.14             MAI Systems Corporation Amended 401(k) Plan.

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1              Subsidiaries of MAI Systems Corporation.

23.1              Consent of KPMG Peat Marwick LLP.

27.1              Financial Data Schedule Year Ended 1997.

27.2              Financial Data Schedule Restated Year Ended 1995.


                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1995, 1996 and 1997
                             (dollars in thousands)

ADDITIONS

                                    BALANCE    CHARGED TO    CHARGED TO    ADDITIONS                BALANCES
                                   BEGINNING   COSTS AND       OTHER         FROM                    END OF
                                    OF YEAR     EXPENSES      ACCOUNTS    ACQUISITIONS  WRITE-OFFS    YEAR
                                   ---------   ----------    ----------   ------------  ----------  --------
Year ended December 31, 1995
Allowance for doubtful accounts    $ 2,588       $  613         $ --         $   --      $ (2,109)   $ 1,092
Provision for inventory
  obsolescence                     $15,980       $  734         $ --         $   --      $ (1,578)   $15,136
                                   =======       ======         ====         ======      ========    =======

Year ended December 31, 1996
Allowance for doubtful accounts    $ 1,092       $  603         $ --         $1,138      $   (255)   $ 2,578
Provision for inventory
  obsolescence                     $15,136       $  490         $ --         $   --      $(12,433)   $ 3,193
                                   =======       ======         ====         ======      ========    =======

Year ended December 31, 1997
Allowance for doubtful accounts    $ 2,578       $    6         $ --         $  646      $ (1,247)   $ 1,983
Provision for inventory
  obsolescence                     $ 3,193       $1,174         $ --         $   --      $ (2,197)   $ 2,170
                                   =======       ======         ====         ======      ========    =======