Form 10-Q
period 1998-03-31
MAI SYSTEMS CORP
filed 1998-05-15
CIK 760436

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


       Registrant's telephone number, including area code: (949) 598-6000
                         -------------------------------

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

Yes [X]     No [ ]

As of May 13, 1998 , 10,492,164 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                         December 31,         March  31,
                                                                                            1997                1998
                                                                                         -----------         -----------
ASSETS                                                                                            (in thousands)

Current assets:
     Cash and cash equivalents                                                           $     2,051         $     3,123
     Receivables, less allowance for doubtful accounts of $1,983 in 1997
        and $1,954 in 1998                                                                    12,268              14,429
     Inventories                                                                               1,838               1,864
     Prepaids and other assets                                                                 1,935               1,892
                                                                                         -----------         -----------

       Total current assets                                                                   18,092              21,308

 Furniture, fixtures and equipment, net                                                        4,355               4,152
 Intangibles, net                                                                             10,723              10,638
 Other assets                                                                                  1,443               1,232
                                                                                         -----------         -----------

           Total assets                                                                  $    34,613         $    37,330
                                                                                         ===========         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

    Current liabilities:
       Line  of Credit                                                                   $     1,452         $     1,444
       Current portion of long-term debt                                                         682                 506
       Accounts payable                                                                        6,863               7,120
       Customer deposits                                                                       1,776               2,090
       Accrued liabilities                                                                     6,477               7,355
       Income taxes payable                                                                      571                 521
       Unearned revenue                                                                       11,967              14,508
                                                                                         -----------         -----------

           Total current liabilities                                                          29,788              33,544

    Long-term debt                                                                             5,230               5,219
    Other liabilities                                                                            261                 261
                                                                                         -----------         -----------

           Total liabilities                                                                  35,279              39,024
                                                                                         -----------         -----------

       Stockholders' deficiency:
       Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized,
          none issued and outstanding                                                             --                  --
       Common Stock, par value $0.01 per share; authorized 25,000,000 shares; 10,298,539 shares issued and issuable at
          December 31, 1997 and March 31, 1998                                                   105                 105
       Additional paid-in capital                                                            219,379             219,389
       Accumulated other comprehensive income                                                    503                 553
       Accumulated deficit                                                                  (220,653)           (221,741)
                                                                                         -----------         -----------

           Total stockholders' deficiency                                                       (666)             (1,694)
                                                                                         -----------         -----------

       Commitments and contingencies

               Total liabilities and stockholders' deficiency                            $    34,613         $    37,330
                                                                                         ===========         ===========


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                   For the Three Months Ended
                                                                            March 31
                                                                   ---------------------------
                                                                     1997               1998
                                                                   --------           --------
                                                                         (in thousands,
                                                                      except per share data)
Revenue:
     Software, networks and professional services:
     Software sales                                                $  1,580           $  2,106
     Network and computer equipment                                   2,940              1,075
     Professional services                                            7,124              7,165
                                                                   --------           --------
                                                                     11,644             10,346

  Legacy revenue                                                      5,180              4,863
                                                                   --------           --------

          Total revenue                                              16,824             15,209

Direct costs                                                         10,370              8,034
                                                                   --------           --------

          Gross profit                                                6,454              7,175

Selling, general and administrative expenses                          5,970              6,244
Research and development costs                                        1,193                965
Amortization of intangibles                                             316                615
Other operating expense                                                  65                184
                                                                   --------           --------

          Operating loss                                             (1,090)              (833)

Equity in net losses of unconsolidated subsidiaries                      --                (49)
Interest income                                                          21                 30
Interest expense                                                       (136)              (236)
                                                                   --------           --------

            Loss before income taxes                                 (1,205)            (1,088)

Provision for income taxes                                               --                 --
                                                                   --------           --------

Net loss                                                           $ (1,205)          $ (1,088)
                                                                   ========           ========

Loss per share:

Basic loss per share:

   Net loss                                                        $  (0.14)          $  (0.11)
                                                                   ========           ========

Diluted loss per share:

   Net loss                                                        $  (0.14)          $  (0.11)
                                                                   ========           ========

Weighted average common shares
   used in determining loss per share

   Basic                                                              8,595             10,298
                                                                   ========           ========

   Diluted                                                            8,595             10,298
                                                                   ========           ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           For the Three Months Ended
                                                                                   March  31,
                                                                         ------------------------------
                                                                             1997              1998
                                                                         ------------      ------------
                                                                              (dollars in thousands)
Net cash provided by (used in) operating activities                     $     (2,543)     $      1,861
                                                                         ------------      ------------

Cash flows from investing activities:

       Capital expenditures                                                      (521)             (196)
       Purchase of businesses                                                  (6,102)               --
       Capitalized software costs                                                  --              (406)
                                                                         ------------      ------------

Net cash used in investing activities                                          (6,623)             (602)
                                                                         ------------      ------------

Cash flows from financing activities:

       Short-term borrowings, net                                               1,079                (8)
       Payments received on notes receivable                                       79                --
       Proceeds from issuance of common stock, net                              2,300                --
       Proceeds from issuance of subordinated notes payable                     6,000                --
       Increase in note receivables                                               (25)               --
       Repayments of term and other long-term debt                                (85)             (187)
       Proceeds from the exercise of stock options                                 71                --
                                                                         ------------      ------------

Net cash (used in) provided by financing activities                             9,419              (195)
                                                                         ------------      ------------

Effect of exchange rate changes on cash and cash equivalents                      (24)                8
                                                                         ------------      ------------

Net change in cash and cash equivalents                                           229             1,072
                                                                         ------------      ------------

Cash and cash equivalents at beginning of period                                3,857             2,051
                                                                         ------------      ------------

Cash and cash equivalents at end of period                               $      4,086      $      3,123
                                                                         ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                  Three months ended March 31, 1998(Unaudited)

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

2.      INVENTORIES
        Inventories are summarized as follows:


                           December 31,     March 31,
                              1997            1998
                           -----------     -----------
                               (dollars in thousands)
Finished goods             $     1,068     $     1,151
Replacement parts                  770             713
                           -----------     -----------
                           $     1,838     $     1,864
                           ===========     ===========


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

        Shares of common stock may be distributed by the Company to its former creditors. As of May 13, 1998, 6,755,751 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

4.      BUSINESS ACQUISITIONS

        CIMPRO:

        On March 6, 1997, the Company acquired substantially all the assets and assumed certain liabilities of CIMPRO, which develops and markets process manufacturing software, for $5,900,000 in cash. The acquisition of CIMPRO was effected by utilizing the proceeds derived from selling 400,000 shares of Common Stock in a private placement for $6.50 per share and issuing $6,000,000 of 11% subordinated notes due in 2004 to investment funds associated with Canyon Capital Management LP ("Canyon"). Interest on the subordinated notes is payable semi-annually commencing September 3, 1997. Associated with the stock issuance, the Company incurred $300,000 of issuance costs.

        The acquisition of CIMPRO has been accounted for using the purchase method of accounting. The allocation of the purchase price is as follows:


                                         Allocation of
                                         Purchase Price
                                           ----------
                                         (in thousands)
Net current liabilities                    $   (1,061)
Furniture, fixtures and equipment                 400
Intangibles                                     7,475
Long-term liabilities                            (586)
                                           ----------
                                           $    6,228
                                           ==========

        Intangible assets are being amortized on a straight-line basis over the expected periods to be benefited of five to seven years.

        GAMING SYSTEMS INTERNATIONAL ("GSI"):

        In March 1997, the Company acquired options to purchase 3.5% of Gaming Systems International ("GSI") Common Stock from two individuals in exchange for 14,930 shares of the Company's Common Stock valued at $104,500 and notes payable of $104,500. The transaction resulted in an increase in goodwill of $209,000.

        The Company will, as needed, pursuant to the agreements to acquire the 30% minority interest shares and options, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair market value of $9.75 and $7.50 per share, respectively, but the total number of additional shares issued under these provisions will not exceed 45,424 shares. As of March 31, 1998, the fair market value of the Company's Common Stock was $4.63 per share, which would result in the maximum number of additional shares (45,424) being issued. The Company is expecting to settle the number of additional shares to be issued during 1998.

        HOTEL INFORMATION SYSTEMS, INC. ("HIS"):

        During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

        In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at $1,141,000 are presently pending. Resolution of such claims may result in a further reduction in the purchase price and a corresponding release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of March 31, 1998, the final purchase price has not been determined.

        The Company will, as needed, pursuant to the asset purchase agreement, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $10.00 per share by year end
        1997). This adjustment applies to a maximum of 810,004 shares of Common Stock. As of March 31, 1998, the fair market of the Company's Common Stock was $4.63 per share, which would result in approximately 939,465 additional shares being issued.

5.      STOCK WARRANTS

        On March 3,1997, at the same time that it issued its 11% subordinated debt to four investment funds managed by Canyon Capital Management LP ("Canyon"), the Company issued to such investment funds detachable warrants to purchase 750,000 shares of the Company's Common Stock at $8.00 per share, and sold 400,000 shares of the Company's Common Stock for $6.50 per share. The purchase price for the shares of Common Stock was paid in cash. At the time of issuance of the detachable warrants, the Company recorded an original issue discount of $1,027,000 (which represented the fair value of the warrants at the time of issuance) on the subordinated notes. The fair value of the warrants was recorded as a reduction in the face value of the subordinated notes.

        On March 6, 1997, the Company issued warrants to purchase shares of the Company's Common Stock at $7.50 per share to a related party. These warrants were issued as additional compensation under a consulting agreement, dated April 15, 1994, as amended.

        On September 4, 1997, the Company issued 157,895 shares of its Common Stock to a related party, upon his exercise of previously outstanding warrants, exercisable at $1.90 per share in cash. On September 8, 1997, the Company issued 398,510 shares of its Common Stock to a related party in payment for services rendered pursuant to the consulting agreement.

        Additionally, in order to induce exercises, on September 12, 1997, the Company temporarily re-priced all of its outstanding "out of the money" warrants to an exercise price of $3.04 per share. As a result, holders of warrants, being a related party with respect to 50,000 warrants, and the four Canyon investment funds with respect to 750,000 warrants, exercised such warrants and acquired an aggregate of 800,000 shares of the Company" Common Stock at $3.04 per share. Such exercises were paid in cash except that the investment funds paid a portion of the consideration for their shares by surrendering $750,000 aggregate principal of promissory notes of the Company (which were credited at the principal amount together with accrued interest). This use of notes to pay a portion of the warrant exercise price was authorized by the terms of the warrants and notes. Such issuances closed on September 18, 1997.

        The foregoing issuances were made in transactions exempt under Section 4(2) under the Securities Act of 1993, as transactions not involving any public offering. The shares issued were legended and appropriate investment representations were obtained from the purchases.

6.      INCOME (LOSS) PER SHARE OF COMMON STOCK

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All income (loss) per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements.

        Basic and diluted income (loss) per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3, and the weighted average shares of Common Stock issued outside the Plan of Reorganization. As of March 31, 1998, 6,755,751 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for all periods presented as their effect would be anti-dilutive.

7.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed materially from those amounts reported as net income (loss) in the consolidated statements of operations.

        Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after December 15, 1997, and for interim periods after the first year of adoption. The Company has not yet determined the impact of adopting its disclosure requirements on its annual financial statements.

        In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods.

        As a result of certain issues raised in applying SOP 97-2, in March 1998, the AICPA issued a Statement of Position ("SOP") which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the subsequent SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above could change the Company's expectation.

8.      RECLASSIFICATIONS

        Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, working capital decreased from a deficit of $11,696,000 at December 31, 1997 to a deficit of $12,236,000. Excluding unearned revenue of $14,508,000, the Company's working capital at March 31, 1998 would be $2,272,000 or a ratio of current assets to current liabilities of 1.12 to 1.0. The comparable ratio at December 31, 1997 was 1.02 to 1.0. The improvement in the Company's working capital position, excluding unearned revenue, is attributed to increased renewals of maintenance service contracts.

Cash and cash equivalents were $3,123,000 at March 31, 1998, as compared to $2,051,000 as of December 31, 1997. The Company continues to have available a $4,000,000 secured revolving credit facility. The availability of this line of credit is based on a calculation reflecting the age and nature of certain accounts receivable. At March 31, 1998, the available balance was approximately $2,200,000, of which approximately $1,444,000 was drawn down under this facility.

Net cash used for investing activities in the three months ended March 31, 1998, totaled $602,000. Capital expenditures comprised $196,000.

Stockholders' equity decreased $1,028,000 at March 31, 1998, due principally to the net loss of $1,088,000.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements through 1998.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998


                                        Three months ended  Percentage  Three months ended  Percentage
                                          March 31, 1997    of Revenue    March 31, 1998    of Revenue
                                          --------------    ----------    --------------    ----------
                                                             (in thousands)
Revenues:
  Hospitality                                  $ 7,298            43.4%        $ 7,811            51.4%
  Process Manufacturing                          3,802            22.6%          2,160            14.2%
  Gaming                                           327             1.9%            366             2.4%
  Legacy                                         5,180            30.8%          4,863            32.0%
  Other                                            217             1.3%              9             0.1%
Total Revenue                                   16,824           100.0%         15,209           100.0%
Gross profit                                     6,454            38.4%          7,175            47.2%
Selling, general &
  administrative expenses                        5,970            35.5%          6,244            41.1%
Research and development costs                   1,193             7.1%            965             6.3%
Amortization of intangibles                        316             1.9%            615             4.0%
Other operating (income) expense                    65             0.4%            184             1.2%


The year-to-year decrease in revenue of 9.6% was due primarily to a decrease in hardware sales, as well as a 6.1% decrease in Legacy revenue. This is consistent with the Company's strategy to focus on providing software and services to its vertical markets.

Gross profit increased to 47.2% from 38.4% due to higher gross margins from increases in software sales and professional services. Revenue on lower margin functions such as hardware and Legacy declined.

Selling, general and administrative expenses ("SG&A") increased 4.6% to $6,244,000. The increase is related to the Company's strategy at winning contracts with large customers, as well as a full period of costs relating to the CIMPRO product line.

Research and development costs decreased 19.1% over the comparable period in 1997 as there was less work required on the Lodging Touch product line and less activity on Legacy customers.

The 94.6% increase in amortization of intangibles is related to the expensing of a full period of goodwill expense for the acquisition of CIMPRO in March 1997.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or income (loss) per share data as currently reported. Effective March 31, 1998 the Company adopted SFAS 130 and SFAS 131.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods.

As a result of certain issues raised in applying SOP 97-2, in March 1998, the AICPA issued a Statement of Position ("SOP") which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the subsequent SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above could change the Company's expectation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

        (c)    None.

        (d)    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

        27 Financial Data Schedule

        (b) Reports on Form 8-K.

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAI  SYSTEMS CORPORATION
                                      (Registrant)




Date: May 15, 1998
                                      -------------------------------
                                      Lewis H. Stanton
                                      Executive Vice President and
                                      Chief Operating and Financial Officer
                                      (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              -----------
27                  Financial Data Schedule