Form 10-Q
period 1998-06-30
MAI SYSTEMS CORP
filed 1998-08-14
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                           COMMISSION FILE NO. 1-9158

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes     No
 X
---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No
 X
---     ---

As of August 11, 1998 , 10,622,802 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  December 31,    June 30,
                                                                                     1997           1998
                                                                                   ---------      ---------
                                                                                       (in thousands)
ASSETS

Current assets:
     Cash and cash equivalents                                                     $   2,051      $   1,939
     Receivables, less allowance for doubtful accounts of $1,983 in 1997
           and $2,044 in 1998                                                         12,268         11,907
     Inventories                                                                       1,838          1,859
     Prepaids and other assets                                                         1,935          1,827
                                                                                   ---------      ---------
              Total current assets                                                    18,092         17,532

Furniture, fixtures and equipment, net                                                 4,355          4,041
Intangibles, net                                                                      10,723         10,487
Other assets                                                                           1,443          1,235
                                                                                   ---------      ---------
              Total assets                                                         $  34,613      $  33,295
                                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Line of credit                                                                $   1,452      $   1,732
     Current portion of long-term debt                                                   682            495
     Accounts payable                                                                  6,863          6,512
     Customer deposits                                                                 1,776          2,070
     Accrued liabilities                                                               6,477          6,711
     Income taxes payable                                                                571            465
     Unearned revenue                                                                 11,967         14,007
                                                                                   ---------      ---------
              Total current liabilities                                               29,788         31,992

Long-term debt                                                                         5,230          5,327
Other liabilities                                                                        261            261
                                                                                   ---------      ---------
              Total liabilities                                                       35,279         37,580
                                                                                   ---------      ---------

Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share; 1,000,000 shares
         authorized, none issued and outstanding                                          --             --
     Common Stock, par value $0.01 per share; authorized 25,000,000 shares;
         10,298,539 and 10,620,832 shares issued and issuable at December
         31, 1997 and June 30, 1998, respectively                                        105            109
     Additional paid-in capital                                                      219,379        219,442
     Accumulated other comprehensive income                                              503            395
     Accumulated deficit                                                            (220,653)      (224,231)
                                                                                   ---------      ---------
              Total stockholders' deficiency                                            (666)        (4,285)
                                                                                   ---------      ---------

     Commitments and contingencies

              Total liabilities and stockholders' deficiency                       $  34,613      $  33,295
                                                                                   =========      =========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                             For the Three Months Ended  For the Six Months Ended
                                                       June 30,                  June 30,
                                             --------------------------  ------------------------
                                                  1997         1998         1997         1998
                                                --------     --------     --------     --------
                                               (dollars in thousands,     (dollars in thousands,
                                                except per share data)     except per share data)
Revenue
 Software, networks and professional
   services:
     Software sales                             $  2,489     $  1,336     $  4,069     $  3,442
     Network and computer equipment                3,517        1,916        6,457        2,991
     Professional services                         6,811        6,328       13,935       13,493
                                                --------     --------     --------     --------
                                                  12,817        9,580       24,461       19,926

 Legacy revenue                                    5,596        4,528       10,776        9,391
                                                --------     --------     --------     --------

         Total revenue                            18,413       14,108       35,237       29,317

Direct costs                                      11,524        8,849       21,894       16,883
                                                --------     --------     --------     --------

         Gross profit                              6,889        5,259       13,343       12,434

Selling, general and administrative expenses       6,731        5,978       12,754       12,222
Research and development costs                     1,460        1,018        2,654        1,983
Amortization of intangibles                          599          700          915        1,315
Other operating (income) expense                    (135)         (68)        (124)         116
                                                --------     --------     --------     --------

         Operating loss                           (1,766)      (2,369)      (2,856)      (3,202)

Equity in net income of unconsolidated
  subsidiaries                                        --           63           --           14
Interest income                                       34           73           55          103
Interest expense                                    (399)        (257)        (535)        (493)
                                                --------     --------     --------     --------

         Loss before income taxes                 (2,131)      (2,490)      (3,336)      (3,578)

Provision for income taxes                            --           --           --           --
                                                --------     --------     --------     --------

Net loss                                        $ (2,131)    $ (2,490)    $ (3,336)    $ (3,578)
                                                ========     ========     ========     ========

Loss per share:

Basic loss per share:

 Net loss                                       $  (0.23)    $  (0.24)    $  (0.37)    $  (0.35)
                                                ========     ========     ========     ========

Diluted loss per share:

 Net loss                                       $  (0.23)    $  (0.24)    $  (0.37)       (0.35)
                                                ========     ========     ========     ========

Weighted average common shares used in
 determining loss per share:

 Basic                                             9,187       10,594        8,891       10,446
                                                ========     ========     ========     ========

 Diluted                                           9,187       10,594        8,891       10,446
                                                ========     ========     ========     ========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1997         1998
                                                       --------     --------
                                                       (dollars in thousands)
Net cash (used in) provided by operating activities    $ (4,651)    $    999
                                                       --------     --------

Cash flows from investing activities:
           Capital expenditures                            (743)        (467)
           Purchase of businesses                        (6,102)          --
           Capitalized software costs                        --         (876)
                                                       --------     --------
Net cash used in investing activities                    (6,845)      (1,343)
                                                       --------     --------
Cash flows from financing activities:
       Short-term borrowings, net                         2,114          280
       Payments received on notes receivable                152           --
       Proceeds from issuance of common stock, net        2,300           --
       Proceeds from issuance of subordinated
          notes payable                                   6,000           --
       Increase in note receivables                         (25)          --
       Repayments of term and other long-term debt          (93)         (89)
       Proceeds from the exercise of stock options          123           54
                                                       --------     --------

Net cash provided by financing activities                10,571          245
                                                       --------     --------

Effect of exchange rate changes on cash and
   cash equivalents                                         (19)         (13)
                                                       --------     --------

Net change in cash and cash equivalents                    (944)        (112)
                                                       --------     --------

Cash and cash equivalents at beginning of period          3,857        2,051
                                                       --------     --------

Cash and cash equivalents at end of period             $  2,913     $  1,939
                                                       ========     ========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                         Six months ended June 30, 1998
                                  (Unaudited)

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

        Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the SEC.

2.      INVENTORIES

        Inventories are summarized as follows:

                                December 31,     June 30,
                                    1997           1998
                                    ----           ----
                                   (dollars in thousands)
              Finished goods       $1,068         $1,184
              Replacement parts       770            675
                                   ------         ------
                                   $1,838         $1,859
                                   ======         ======

3.      PLAN OF REORGANIZATION

        In 1993, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the "Plan"), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.Shares of common stock may be distributed by the Company to its former creditors. As of August 14, 1998, 6,755,751 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

4.      BUSINESS ACQUISITIONS

        GAMING SYSTEMS INTERNATIONAL ("GSI"):In March 1997, the Company acquired options to purchase 3.5% of Gaming Systems International ("GSI") Common Stock from two individuals in exchange for 14,930 shares of the Company's Common Stock valued at $104,500 and notes payable of $104,500. The transaction resulted in an increase in goodwill of $209,000.
        In May 1998, in accordance with the stock purchase agreement and option cancellation agreements pursuant to which the Company acquired the remaining 30% minority interest and remaining options in GSI in May
        1996 and March 1997, respectively, the Company issued 45,424 additional shares of Common Stock valued at par.

        HOTEL INFORMATION SYSTEMS, INC. ("HIS"):

        During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

        In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in a further reduction in the purchase price and a corresponding release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of June 30, 1998, the final purchase price has not been determined.

        In April 1998, in accordance with the purchase agreement and related documents pursuant to which the Company acquired HIS in August 1996, the Company issued 246,453 additional shares of Common Stock valued at par.

        The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $10.20 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock. As of June 30, 1998, the fair market of the Company's Common Stock was $3.875 per share, which would result in approximately 964,314 additional shares being issued.

5.      LOSS PER SHARE OF COMMON STOCK

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements.

        Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3, and the weighted average shares of Common Stock issued outside the Plan of Reorganization. As of June 30, 1998, 6,755,751 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for all periods presented as their effect would be anti-dilutive.

6.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed materially from those amounts reported as net income (loss) in the consolidated statements of operations.

        Also, in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after December 15, 1997, and for interim periods after the first year of adoption.

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

7.      RECLASSIFICATIONS

        Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's working capital deficit increased from $11,696,000 at December 31, 1997 to $14,460,000. Excluding unearned revenue of $14,007,000, the Company's working capital deficit at June 30, 1998 would be $453,000 or a ratio of current assets to current liabilities of .975 to 1.0. The comparable ratio at December 31, 1997 was 1.02 to 1.0. The decline in the Company's working capital position, excluding unearned revenue, is primarily due to operating losses.

Cash and cash equivalents were $1,939,000 at June 30, 1998, as compared to $2,051,000 as of December 31, 1997. The Company continues to have available a $5,000,000 secured revolving credit facility. The computation of the availability of this line of credit is based on a calculation using a rolling average of certain cash collections. At June 30, 1998, approximately $1,732,000 was available and drawn down under this facility.

Net cash used for investing activities in the three months ended June 30, 1998, totaled $1,343,000. Capitalized software costs comprised $876,000.

Stockholders' equity decreased $3,619,000 at June 30, 1998, as compared to December 31, 1997, due principally to the net loss of $3,578,000 for the period. At June 30, 1998, there was a stockholders' deficit of $4,285,000.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements for the next twelve months.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998

                             Three months ended  Percentage  Three months ended    Percentage
                                June 30, 1997    of Revenue    June 30, 1998       of Revenue
                             ------------------  ----------  ------------------    ----------
Revenues:
    Hospitality                   $  7,685           41.7%       $  7,127             50.5%
    Process Manufacturing            3,338           18.1%          1,663             11.8%
    Gaming                           1,518            8.2%            485              3.4%
    Legacy                           5,596           30.4%          4,528             32.1%
    Other                              276            1.5%            305              2.2%
Total revenue                       18,413          100.0%         14,108            100.0%
Gross profit                         6,889           37.4%          5,259             37.3%
Selling, general and
   administrative expenses           6,731           36.6%          5,978             42.4%
Research and development costs       1,460            7.9%          1,018              7.2%
Amortization of intangibles            599            3.3%            700              5.0%
Other operating (income)              (135)          (0.7%)           (68)            (0.5%)

The quarter-to-quarter decrease in revenue of 23.4% was due primarily to a decrease in hardware sales, consistent with the Company's strategy to focus on providing software and services to its vertical markets, as well as a 19.1% decline in the Company's Legacy revenue.

Gross profit slightly decreased to 37.3% from 37.4% primarily as a result of a decline in hardware revenue.

Selling, general and administrative expenses ("SG&A") decreased 11.2% to $5,978,000. The decrease is related to the implementation of several cost reduction measures in the second quarter of 1998.

Research and development costs decreased 30.3% over the comparable period in 1997. There was an increase in costs capitalized for the quarter ended June 30, 1998, as there were certain of the Company's products which had reached technological feasibility.

The 16.9% increase in amortization of intangibles is related to increased amortization of capitalized software development costs versus the comparable period of 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

                                   Six months ended     Percentage   Six months ended    Percentage
                                    June 30, 1997       of Revenue     June 30, 1998     of Revenue
                                    -------------       ----------     -------------     ----------
Revenues:
    Hospitality                       $ 14,983             42.5%         $ 14,938           51.0%
    Process Manufacturing                7,140             20.3%            3,823           13.0%
    Gaming                               1,845              5.2%              851            2.9%
    Legacy                              10,776             30.6%            9,391           32.0%
    Other                                  493              1.4%              314            1.1%
Total revenue                           35,237            100.0%           29,317          100.0%
Gross profit                            13,343             37.9%           12,434           42.4%
Selling, general and
   administrative expenses              12,754             36.2%           12,222           41.7%
Research and development costs           2,654              7.5%            1,983            6.8%
Amortization of intangibles                915              2.6%            1,315            4.5%
Other operating (income) expense          (124)            (0.4%)             116           (0.4%)

The year-to-year decrease in revenue of 16.8% for the six months ended June 30, 1998 over the comparable period was due primarily to the Company continuing to transition from its Legacy business to the sale of software and related professional services. This is evidenced by a 12.9% decline in the Company's Legacy revenue. This is consistent with the Company's strategy to focus on its core business of providing software and services to its vertical markets.

Gross profit increased to 42.4% from 37.9% due to higher gross margins achieved in the Company's core business of Hospitality sales of software and professional services.

Selling, general and administrative expenses ("SG&A") decreased 4.2% to $12,222,000. The decrease is principally attributable to the implementation of several cost reduction measures.

Research and development costs decreased 25.3% over the comparable period in 1997 as there was less work required on the Lodging Touch product line and less activity relating to the Company's Legacy customers.

The 43.7% increase in amortization of intangibles is related to the expensing of a full period of goodwill in 1998 relating to the acquisition of CIMPRO in March 1997 over the comparable period of 1997, and increased amortization of capitalized software development costs.

Other operating expense for the six months ended June 30, 1998 was principally from foreign exchange losses.

NEW ACCOUNTING STANDARDS
------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or income (loss) per share data as currently reported. Effective March 31, 1998, the Company adopted SFAS 130 and SFAS 131.

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

YEAR 2000 COMPLIANCE RISKS
--------------------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)     None.

        (b)     None.

        (c) On April 24, 1998, the Company issued 246,453 shares of the Company's Common Stock to a former shareholder of Hotel Information Systems, Inc. ("HIS") in satisfaction of the Company's obligations to issue additional shares, in addition to the 118,569 shares of Common Stock originally issued to such shareholder, under the asset purchase agreement and related documents pursuant to which the Company acquired the assets of HIS in August, 1996. Such additional shares were issued, in accordance with the asset purchase agreement and related documents, in order that such shareholder would receive, in the aggregate, shares with a fair value equal to $10.04 multiplied by 118,569 (the number of originally issued shares). (The Company still has outstanding similar obligations to other former shareholders of HIS under the Purchase Documents, which obligations have yet to be settled).

                On May 12, 1998, the Company issued 45,424 shares of the Company's Common Stock to a former shareholder and two former optionholders in Gaming Systems International ("GSI") in full satisfaction of the Company's obligations to issue additional shares, in addition to the 113,392 shares of Common Stock originally issued to such shareholder and optionholders, under the stock purchase agreement and option cancellation agreements pursuant to which the Company acquired the remaining 30% minority interest and remaining options in GSI in May, 1996 and March, 1997, respectively.

                The foregoing issuances were made in transactions exempt under
                Section 4 (2) under the Securities Act of 1933, as transactions not involving any public offering. The shares issued were legended and appropriate representations were obtained from the recipients of the shares.

        (d)     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)    Annual Meeting of Stockholders:

                The Company held its Annual Meeting of Stockholders on May 29, 1998, at 10:00 a.m. at the Doubletree Hotel, 10740 Wilshire Boulevard, Los Angeles, California.

         (b)    Elected Directors of Registrant:

                The following persons were elected to serve as directors of the
                Company:

                           George G. Bayz
                           Richard S. Ressler
                           Morton O. Schapiro
                           Zohar Loshitzer

         (c)   Items Voted Upon By Stockholders of the Registrant:

               The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (there were no abstentions or broker non-votes):

               SUBJECT

               Election of Directors:             VOTES FOR       VOTES WITHHELD
                                                  ---------       --------------
               George G. Bayz                     7,893,636            57,603
               Richard S. Ressler                 7,893,589            57,650
               Morton O. Schapiro                 7,893,636            57,603
               Zohar Loshitzer                    7,898,736            52,403

         (d)   None.

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

                                         MAI SYSTEMS CORPORATION
                                         (Registrant)




Date: August 14, 1998                    /s/ Lewis H. Stanton
                                         ---------------------------------------
                                         Lewis H. Stanton
                                         Executive Vice President and
                                         Chief Operating and Financial Officer
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule