Form 10-Q
period 1998-09-30
MAI SYSTEMS CORP
filed 1998-11-13
CIK 760436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

Yes       No
    ---      ---

As of November 10, 1998 , 10,629,052 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MAI Systems Corporation

                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                                        December 31,    September 30,
                                                                            1997            1998
                                                                        -----------     ------------
                                                                           (dollars in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                           $   2,051       $   2,027
     Receivables, less allowance for doubtful accounts of
       $1,983 in 1997 and $2,063 in 1998                                    12,268          11,329
     Inventories                                                             1,838           1,360
     Prepaids and other assets                                               1,935           2,771
                                                                         ---------       ---------
              Total current assets                                          18,092          17,487

Furniture, fixtures and equipment, net                                       4,355           3,834
Intangibles, net                                                            10,723          10,155
Other assets                                                                 1,443           1,110
                                                                         ---------       ---------
              Total assets                                               $  34,613       $  32,586
                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Line of credit                                                      $   1,452       $   2,879
     Current portion of long-term debt                                         682             910
     Accounts payable                                                        6,863           5,706
     Customer deposits                                                       1,776           2,393
     Accrued liabilities                                                     6,477           7,264
     Income taxes payable                                                      571             355
     Unearned revenue                                                       11,967          11,432
                                                                         ---------       ---------
              Total current liabilities                                     29,788          30,939

Long-term debt                                                               5,230           5,103
Other liabilities                                                              261             261
                                                                         ---------       ---------

              Total liabilities                                             35,279          36,303

Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share;
       1,000,000 shares authorized, none issued and outstanding                 --              --
     Common Stock, par value $0.01 per share; authorized 25,000,000 shares; 10,298,539 and 10,731,470 shares issued and issuable
       at December 31, 1997 and September 30, 1998, respectively               105             110
     Additional paid-in capital                                            219,379         219,766
     Accumulated other comprehensive income                                    503             585
     Accumulated deficit                                                  (220,653)       (224,178)
                                                                         ---------       ---------
              Total stockholders' deficiency                                  (666)         (3,717)
                                                                         ---------       ---------
     Commitments and contingencies

              Total liabilities and stockholders' deficiency             $  34,613       $  32,586
                                                                         =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the Three Months Ended     For the Nine Months Ended
                                                          September 30,                 September 30,
                                                   --------------------------     -------------------------
                                                      1997            1998          1997            1998
                                                   ----------      ----------     ---------       ---------
                                                     (dollars in thousands,        (dollars in thousands,
                                                     except per share data)         except per share data)
Revenue
  Software, networks and professional services:
           Software sales                            $  1,735       $  2,708       $  5,804       $  6,150
           Network and computer equipment               4,158          1,850         10,615          4,841
           Professional  services                       6,997          6,221         20,932         19,714
                                                     --------       --------       --------       --------
                                                       12,890         10,779         37,351         30,705

     Legacy revenue                                     4,769          3,954         15,545         13,345
                                                     --------       --------       --------       --------
                    Total revenue                      17,659         14,733         52,896         44,050

Direct costs                                            9,462          7,779         31,356         24,662
                                                     --------       --------       --------       --------
                    Gross profit                        8,197          6,954         21,540         19,388

Selling, general and administrative expenses            6,907          4,774         19,661         16,996
Research and development costs                          1,464          1,245          4,118          3,228
Amortization of intangibles                               687            610          1,602          1,925
Restructuring costs                                       900             --            900             --
Other operating (income) expense                          284              9            160            125
                                                     --------       --------       --------       --------
                    Operating income (loss)            (2,045)           316         (4,901)        (2,886)

Equity in net (loss) of
unconsolidated subsidiaries                                --            (32)            --            (18)
Interest income                                            39             43             94            146
Interest (expense)                                       (290)          (274)          (825)          (767)
                                                     --------       --------       --------       --------
            Income (loss) before income taxes          (2,296)            53         (5,632)        (3,525)
                                                     --------       --------       --------       --------
Provision for income taxes                                 --             --             --             --
                                                     --------       --------       --------       --------
Net income (loss)                                    $ (2,296)      $     53       $ (5,632)      $ (3,525)
                                                     ========       ========       ========       ========
Income (loss) per share:

     Basic income (loss) per share                   $  (0.24)      $   0.01       $  (0.61)      $  (0.34)
                                                     ========       ========       ========       ========
     Diluted income (loss) per share                 $  (0.24)      $     --       $  (0.61)      $  (0.34)
                                                     ========       ========       ========       ========
Weighted average common shares used in
  determining income (loss) per share:

     Basic                                              9,559         10,731          9,114         10,541
                                                     ========       ========       ========       ========
     Diluted                                            9,559         10,852          9,114         10,541
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

                             MAI Systems Corporation

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               For the Nine Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                  1997           1998
                                                               ---------       ---------
                                                                 (dollars in thousands)
Net cash used in operating activities                           $ (4,071)      $   (197)
                                                                --------       --------
Cash flows from investing activities:

       Capital expenditures                                         (704)          (500)
       Purchase of businesses                                     (6,228)            --
       Capitalized software costs                                     --           (885)
                                                                --------       --------
Net cash used in investing activities                             (6,932)        (1,385)
                                                                --------       --------
Cash flows from financing activities:
       Short-term borrowings, net                                  1,183          1,617
       Payments received on notes receivable                         234             --
       Proceeds from issuance of common stock, net                 2,300             --
       Proceeds from issuance of subordinated notes payable        6,000             --
       Increase in note receivables                                  (25)            --
       Repayments of term and other long-term debt                  (134)           (89)
       Proceeds from the exercise of stock options
         and warrants                                              2,207             54
                                                                --------       --------
Net cash provided by financing activities                         11,765          1,582
                                                                --------       --------
Effect of exchange rate changes on cash and cash equivalents         (49)           (24)
                                                                --------       --------
Net change in cash and cash equivalents                              713            (24)
                                                                --------       --------
Cash and cash equivalents at beginning of period                   3,857          2,051
                                                                --------       --------
Cash and cash equivalents at end of period                      $  4,570       $  2,027
                                                                ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1998
                                  (Unaudited)

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

2.      INVENTORIES

        Inventories are summarized as follows:

                                                 December 31,       September 30,
                                                    1997                1998
                                                 ------------       ------------
                                                     (dollars in thousands)
               Finished goods                      $1,068              $  748
               Replacement parts                      770                 612
                                                   ------              ------
                                                   $1,838              $1,360
                                                   ======              ======

3.      PLAN OF REORGANIZATION

        In 1993, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the "Plan"), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.Shares of common stock may be distributed by the Company to its former creditors. As of November 12, 1998, 6,755,751 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

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

        In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of September 30, 1998, the final purchase price has not been determined.

        In April 1998, in accordance with the purchase agreement and related documents pursuant to which the Company acquired HIS in August 1996, the Company issued 246,453 additional shares of Common Stock valued at par.

        The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $10.52 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock. As of September 30, 1998, the market price of the Company's Common Stock was $2.25 per share, which would result in approximately 2,171,463 additional shares being issued.

5.      INCOME (LOSS) PER SHARE OF COMMON STOCK

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

        Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3, and the weighted average shares of Common Stock issued outside the Plan of Reorganization. As of September 30, 1998, 6,755,751 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for loss periods presented as their effect would be anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's working capital deficit increased from $11,696,000 at December 31, 1997 to $13,452,000. Excluding unearned revenue of $11,432,000, the Company's working capital deficit at September 30, 1998 would be $2,020,000 or a ratio of current assets to current liabilities of .896 to
1.0. The comparable ratio at December 31, 1997 was 1.02 to 1.0. The decline in the Company's working capital position, excluding unearned revenue, is primarily due to operating losses.

Cash and cash equivalents were $2,027,000 at September 30, 1998, as compared to $2,051,000 as of December 31, 1997. The Company continues to have a $5,000,000 secured revolving credit facility. The computation of the availability of this line of credit is based on a calculation using a rolling average of certain cash collections. At September 30, 1998, approximately $2,879,000 was available and drawn down under this facility.

Net cash used for investing activities in the nine months ended September 30, 1998, totaled $1,385,000. Capitalized software costs comprised $885,000. No costs were capitalized during the comparable period ended September 30, 1997.

Stockholders' deficiency increased $3,051,000 at September 30, 1998, as compared to December 31, 1997, due principally to the net loss of $3,525,000 for the period. At September 30, 1998, there was a stockholders' deficit of $3,717,000.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements for the next twelve months.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

                                      Three months ended   Percentage    Three months ended    Percentage
                                      September 30, 1997   of Revenues   September 30, 1998    of Revenue
                                      ------------------   -----------   ------------------    ----------
Revenues:
    Hospitality                           $ 8,661              49.1%          $ 7,750             52.6%
    Process Manufacturing                   2,356              13.3%            2,530             17.2%
    Gaming                                  1,533               8.7%              499              3.4%
    Legacy                                  4,769              27.0%            3,954             26.8%
    Other                                     340               1.9%               --              --
Total revenue                              17,659             100.0%           14,733            100.0%
Gross profit                                8,197              46.4%            6,954             47.2%
Selling, general and
   administrative expenses                  6,907              39.1%            4,774             32.4%
Research and development costs              1,464               8.3%            1,245              8.5%
Amortization of intangibles                   687               3.9%              610              4.1%
Restructuring costs                           900               5.1%               --               --
Other operating expense                       284               1.6%                9              0.1%

The quarter-to-quarter decrease in revenue of 16.6% was due primarily to a decrease in hardware sales, consistent with the Company's strategy to focus on providing software and services to its vertical markets, as well as a 17.1% decline in the Company's Legacy revenue.

Gross profit increased to 47.2% from 46.4% due to higher gross margins from an increase in software sales. Revenue on lower margin functions such as hardware and legacy declined.

Selling, general and administrative expenses ("SG&A") decreased 30.9% to $4,774,000. The decrease is related to the implementation of several cost reduction measures.

Research and development costs decreased 15.0% over the comparable period in 1997. There was an increase in costs capitalized for the quarter ended September 30, 1998, as there were certain of the Company's products which had reached technological feasibility.

The 11.2% decrease in amortization of intangibles versus the comparable period of 1997 is related to a write down of intangibles which occurred in the fourth quarter of 1997.

The Company incurred restructuring costs of $900,000 for the three months ended September 30, 1997 in connection with a restructuring plan to eliminate operations and related expenses which were not required to support the Company's operations of software sales and professional services. The costs were recorded to recognize severance, benefits and other related costs for employees to be terminated. There were no comparable costs for the three months ended September 30, 1998.

Other operating expense for the three months ended September 30, 1998 was principally from foreign exchange losses.

                                      Nine months ended    Percentage    Nine months ended     Percentage
                                      September 30, 1997   of Revenues   September 30, 1998    of Revenue
                                      ------------------   -----------   ------------------    ----------
Revenues:
    Hospitality                           $23,644             44.7%          $22,688             51.5%
    Process Manufacturing                   9,496             18.0%            6,353             14.4%
    Gaming                                  3,378              6.4%            1,350              3.1%
    Legacy                                 15,545             29.4%           13,345             30.3%
    Other                                     833              1.5%              314              0.7%
Total revenue                              52,896            100.0%           44,050            100.0%
Gross profit                               21,540             40.7%           19,388             44.0%
Selling, general &
   administrative expenses                 19,661             37.2%           16,996             38.6%
Research and development costs              4,118              7.8%            3,228              7.3%
Amortization of intangibles                 1,602              3.0%            1,925              4.4%
Restructuring costs                           900              1.7%               --               --
Other operating expense                       160              0.3%              125              0.3%

The year-to-year decrease in revenue of 16.7% for the nine months ended September 30, 1998 over the comparable period was due primarily to the Company continuing to transition from its Legacy business to the sale of software and related professional services, and a corresponding decrease in hardware sales. This is evidenced by a 14.2% decline in the Company's Legacy revenue. This is consistent with the Company's strategy to focus on its core business of providing software and services to its vertical markets.

Gross profit increased to 44.0% from 40.7% due to higher gross margins achieved in the Company's core business of Hospitality sales of software and professional services.

Selling, general and administrative expenses ("SG&A") decreased 13.6% to $16,996,000. The decrease is principally attributable to the implementation of several cost reduction measures.

Research and development costs decreased 21.6% over the comparable period in 1997 as there was less work required on the Lodging Touch product line and less activity relating to the Company's Legacy customers.

The 20.2% increase in amortization of intangibles is primarily related to the expensing of a full period of goodwill and other intangibles in 1998 relating to the acquisition of CIMPRO in March 1997.

The Company incurred restructuring costs of $900,000 for the nine months ended September 30, 1997 in connection with restructuring plan to eliminate operations and related expenses which were not required to support the Company's operations of software sales and professional services. The costs were recorded to recognize severance, benefits and other related costs for employees to be terminated. There were no comparable costs for the nine months ended September 30, 1998.

Other operating expense for the nine months ended September 30, 1998 and 1997 was principally from foreign exchange losses.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or income (loss) per share data as currently reported. Effective January 1, 1998, the Company adopted SFAS 130 and SFAS 131.

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

YEAR 2000 COMPLIANCE RISKS

The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed an evaluation of both its information technology systems and its non-technology systems, such as equipment containing microprocessors. The Company believes that all information technology and non-technology systems in its corporate home office in Irvine, California and in its branch or subsidiary offices in the United States and internationally have been, or by March 31, 1999 will have been, modified to address Year 2000 issues. The Company does not believe that the costs associated with implementing its Year 2000 compliance plan for its corporate offices are material to the Company's financial condition or operations.

The Company has designed and tested the most current versions of its products to be Year 2000 compliant. The Company has established a Year 2000 "task force" which prepared and released its Year 2000 products readiness report on the Company's "Web Page" (www.maisystems.com) and plans to make a mailing of this report to its customer base before the end of the calendar year. The report breaks down the Company's products into four categories: "product is ready," "product is scheduled to be tested," "product is not ready (but has some Year 2000 functionality)," and "product will not be tested (and is not ready)." At the present time, of the eighty-nine products listed in the Company's Year 2000 readiness report, twenty-four remain to be tested, and thirty-six fall in the final category of products that will not be tested or ready. Of those products in the latter category, many of these are older products that have been replaced by newer versions of software. The Company has announced that it will complete the entire Year 2000 readiness process by December 31, 1998 at which time all products scheduled for testing will have been tested and all products which the Company intends to be Year 2000 "ready" will have been brought into compliance. Although the Company has been encouraging its customers to upgrade to current product versions, no assurance can be given that all of them will do so in a timely manner, if at all.

The costs incurred by the Company to date to implement its Year 2000 readiness plan for its products have not been material to the Company's financial condition or operations.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. The Company has undertaken joint compliance review of such software in certain cases where the product is believed to be material to the Company's financial performance, such as its "LodgingTouch" product that is licensed from Enterprise Hospitality Solutions. The Company believes that in such selective cases the licensed software and any related integrated software product is Year 2000 compliant. There can be no assurance, however, that all third party software presently utilized by the Company will be free of errors and defects or be Year 2000 compliant.

The Company's present "reasonably likely worst case scenario" for Year 2000 problems involves potential product liability claims by substantial customers involving collateral (business interruption) damages. Although the Company has not experienced any product liability claims to date regarding Year 2000 compliance, there can be no assurance that errors or defects, whether associated with Year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims; however, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Defective products or releases could result in loss of revenues, increased service and warranty costs and product liability claims, and could adversely affect the Company's market penetration and reputation, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company presently does not have a written Year 2000 contingency plan to handle the worst case Year 2000 scenario. The Company intends to implement a written contingency plan by December 31, 1998.

The Company is in the process of compiling information concerning the Year 2000 compliance of its key suppliers through the process of issuing questionnaires and monitoring responses. In the event that any of the Company's key suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company's Year 2000 compliance plan includes encouraging and/or requiring Year 2000 compliance by all key suppliers.

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

        On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against the Company in the U.S. District Court for the Central District of California. CSA is a shareholder of the Company. At the time of the Company's purchase of assets of Hotel Information Systems, Inc. ("HIS") in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company issued and agreed to issue to CSA shares of the Company's common stock worth approximately $4,800,000 (plus accrued interest until such time as the shares are registered and sold), and also granted CSA certain demand registration rights with respect to such stock. CSA subsequently requested registration of its shares and, in October, 1996, the Company filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering these shares. The SEC, however, required an auditor's consent to the use of the HIS financial statements in the S-3, which consent HIS's auditors were unwilling to provide. When this impediment to registration was removed in April, 1998, CSA again demanded registration of its shares. The Company has delayed registration based upon a provision in its agreements with CSA allowing the Company to defer such registration under certain circumstances provided that, during the period of such delay, an increased interest rate is applied in calculating the dollar value of shares of the Company's common stock to which CSA is ultimately entitled. In its lawsuit, CSA alleges that the Company's failure to register its shares has deprived it of its ability to realize approximately $5,000,000 from sale of the shares to which it is entitled and requests (a) money damages in an amount not less than $5,000,000, (b) injunctive relief directing the Company to register CSA's shares, and (c) specific performance of the registration rights agreement.

        The initial delay in registration of CSA's shares was the result of the refusal on the part of HIS's auditors to consent to the inclusion of HIS's financial statements in the S-3, a factor for which the Company was not responsible, and the subsequent delay, has been the result of the Company's good-faith exercise of its rights under its agreements with CSA to defer registration. Accordingly, the Company believes that it is in full compliance with all of its obligations under its agreements with CSA.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) None.

        (b) None.

        (c) On or about July 30, 1998, the Company issued 110,638 shares of the Company's Common Stock to Christian Rivadalla d/b/a Enterprise Hospitality Solutions ("EHS") in satisfaction of the Company's obligations to EHS pursuant to the License Agreement, dated as of October 1, 1996 (the "License Agreement"), between the Company and EHS. The issuance was made to EHS in lieu of a payment in the amount of $325,000 then due to EHS under the License Agreement.

            The foregoing issuance was made in a transaction exempt under
            Section 4(2) under the Securities Act of 1933, as a transaction not involving any public offering. The shares issued were legended and appropriate representations were obtained from the recipients of the shares.

        (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) None.

        (b) None.

        (c) None.

        (d) None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            27  --  Financial Data Schedule.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAI  SYSTEMS CORPORATION
                                           (Registrant)


Date: November 13, 1998                    /s/Lewis H. Stanton
                                           -------------------------------------
                                           Lewis H. Stanton
                                           Executive Vice President and
                                           Chief Operating and Financial Officer
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  27                 Financial Data Schedule