Form 10-K405
period 1998-12-31
MAI SYSTEMS CORP
filed 1999-03-25
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (949) 598-6000

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock $0.1 par value per share

                                   ----------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The registrant's Certificate of Incorporation authorizes the issuance of 24,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock are currently being distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At February 28, 1999, the number of issued and outstanding shares of the Company's Common Stock was 10,837,908 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of February 28, 1999 was approximately $21,504,000. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No | |

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of registrant's 1993 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 1998 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1999 are incorporated herein by reference into Part III.


================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

MAI Systems Corporation provides total information technology solutions primarily to the hospitality, resort and destination industry and to mid-sized process manufacturers. The solutions provided by the Company typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally the Company's proprietary software, or software which is licensed to the Company on an exclusive or non-exclusive basis. The hardware, peripherals and networking systems are generally third-party products which the Company distributes. Directly and through its arrangement with third parties, the Company provides on-site and off-site service and support to users of its network and systems hardware.

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

The Company provides on-site service and help support desk services to its legacy system customers in the United States, Canada, Puerto Rico and Venezuela. In the United States and Canada, the Company and its third-party subcontractors provide on-site services to the Company's new and legacy system customers.

PRODUCTS AND SERVICES

In 1998, the Company's revenue was derived from the following product lines:

                                                        Percentage of
                                                        Total Revenue
                                                        -------------
             Hospitality                                   53.7%
             Process Manufacturing                         13.9%
             Gaming                                         4.3%
             Legacy                                        27.6%
             Other                                          0.5%
                                                          -----
                     Total                                100.0%
                                                          =====

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

Hospitality - 53.7%

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

Process Manufacturing - 13.9%

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

Gaming - 4.3%

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

Legacy - 27.6%

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

Other - 0.5%

During 1997, the Company closed down a business it had entered in 1996, in which the Company provided customers outside its core markets with integration and implementation services. These customers utilized the Company's professional services, consulting, network and system products and/or partner products, to re-host their legacy application to modern client/server technology. These customers did not use the Company's hospitality or process manufacturing applications, but had an in-house or third party application. The Company no longer conducts that business, but it continues to have revenue from contracts which commenced in 1996 and 1997.

MARKETING AND SALES

MAI markets its products and services primarily through a team-selling approach, which utilizes the Company's nationwide network of sales offices and its Irvine, California-based account representatives. The Company also markets certain products and services through limited numbers of VARs, authorized service representatives and ISVs.

In the United States, the Company's systems are marketed by a direct sales and marketing organization which included, as of February 28, 1999, 38 sales and marketing personnel located in the corporate headquarters and five satellite offices. In addition, the Company markets its systems internationally through its subsidiaries which operate in Canada, the United Kingdom, Mexico, Hong Kong, Singapore, Puerto Rico and Venezuela and through various distributors that are exclusive in their jurisdictions. The Company's international subsidiaries employed, as of February 28, 1999, 25 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, Singapore, Malaysia, the People's Republic of China and Venezuela.

Additionally, the Company also sells its products through indirect channels both within and outside the United States. These indirect channels include VARs, distributors, ISVs and local sales agents.

During 1998, the Company's aggregate revenue was derived from geographic areas as follows:

                                             Percentage of
                                             Total Revenues
                                             --------------
          United States                           80.1%
          Asia                                    10.4%
          Canada                                   6.2%
          Other Areas                              3.3%
                                                 -----
                            Total                100.0%
                                                 =====

The financial performance of the Company is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 19.9% of the Company's 1998 revenues were generated outside the United States, even though most of this activity is in Asia which has recently incurred significant economic and currency disruptions, the risk associated with these foreign operations in relation to the Company's overall financial performance is limited.

SUPPORT AND MAINTENANCE

The provision of around-the-clock customer service is a cornerstone of the Company's business. As of February 28, 1999, the Company had software support agreements with approximately 1,900 customers. Additionally, it had hardware maintenance agreements with approximately 2,700 other customers. The Company employs approximately 63 technicians to provide support for the Company's applications software products.

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

Set forth below is certain information concerning orders, shipments and backlog for 1997 and 1998:

                                                        (dollars in millions)
                                                        1997             1998
                                                        ----             ----
      Orders received (net of cancellations)          $ 22.4           $ 38.3
      Shipments (net of equipment returns)              30.0             24.6
      Backlog (at period end)                            8.1             21.8

The Company's backlog is not necessarily indicative of future revenues. In the second half of 1997, the Company began directing a large portion of the hardware component of its systems sales to its strategic partners.

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

As of February 28, 1999, the Company employed 31 engineers, programmers and other technical personnel in research and development activities. During 1996, 1997 and 1998, the Company incurred $3,117,000, $5,583,000 and $4,058,000 respectively, for research and development activities. The Company's research and development expenditures related primarily to support and enhancement of existing software products.

CUSTOMERS

The Company's customers in hospitality are generally hotels and resorts with fifty or more rooms, in gaming are casinos with electronic gaming equipment such as slot machines, and in process manufacturing are generally midsize process manufacturers. Legacy comprises a highly diversified group of customers in various industries who use hardware sold by MAI over the years. During 1997 and 1998, no single customer accounted for ten percent or more of the Company's revenues.

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

EMPLOYEES

As of February 28, 1999, the Company had 394 employees, of whom 263 were employed in the United States, 16 in Canada, 10 in Mexico, 9 in Puerto Rico, 12 in the United Kingdom, 57 in Asia (Hong Kong, Singapore and the People's Republic of China) and 27 in Venezuela. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.


                        CHAPTER 11 BANRUPTCY PROCEEDINGS

Prior to its Chapter 11 bankruptcy proceedings, the Company had followed certain business strategies that eventually led to its defaulting on its and its Canadian subsidiary's US and Canadian Credit Agreements (the "Credit Agreements"). Thereafter, shortly before the Company filed for bankruptcy protection on April 12, 1993, the Company's banks, parties to the Credit Agreements, foreclosed on all of the outstanding capital stock of certain of the Company's former European subsidiaries (the "Foreclosure") in satisfaction of all amounts due under the Credit Agreements, which, at such date amounted to approximately $84,500,000.

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

The Plan of Reorganization provided for, among other things, (i) the satisfaction of substantially all of the unsecured (non-priority) indebtedness of MAI, Brooke Acquisition Corporation and CLS Software, Inc., the Company's wholly-owned subsidiaries which were parties to the bankruptcy proceeding (all of which are collectively referred to as the "Debtors"), through the issuance of the Company's Common Stock and (ii) the cancellation of existing equity interests in the Debtors. The Plan of Reorganization also provided for the substantive consolidation and merger of the Debtors and the corresponding extinguishment of intercompany liabilities and contracts among the Debtors. At December 31, 1998, the aggregate amount of tax claims had been reduced to approximately $600,000 and the Company continues to dispute certain tax claims.

The Company commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. The Common Stock is issued pursuant to section 1145 of the Bankruptcy Code, which contains an exemption from registration under the Securities Act of 1933, as amended. Through December 31, 1998, the Company had distributed 6,755,751 shares of Common Stock to its former creditors and the Company estimated that an approximate additional 65,000 shares will be issued in settlement of other creditor claims. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 1998, $74,570 in cash had been distributed pursuant to such provision.

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

LIMITED HISTORY OF PROFITABILITY

Prior to the bankruptcy the Company incurred significant operating losses. The Company was profitable in 1994 and 1995, but then incurred significant losses in 1996 and 1997, and a smaller loss in 1998. There can be no assurance that the Company will be able to achieve or maintain profitability or avoid losses on a quarterly or annual basis in the future.

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

The services of Richard S. Ressler, Chairman of the Board and Director of the Company, are provided on a non-exclusive basis pursuant to an agreement which expires in August 1999. There can be no assurances that Mr. Ressler will continue with the Company after such date or that the Company will be able to find a replacement in the event that either the Company or Mr. Ressler determines not to continue their relationship.

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

YEAR 2000 COMPLIANCE RISKS

The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed an evaluation of both its information technology systems and its non-technology systems, such as equipment containing microprocessors. The Company believes that all information technology and non-technology systems in its corporate home office in Irvine, California and in its branch or subsidiary offices in the United States and internationally have been, or by March 31, 1999 will have been, modified to address Year 2000 issues. The Company estimates that the costs associated with implementing its Year 2000 compliance plan for its corporate offices to be approximately $50,000.

The Company has designed and tested the most current versions of its products to be Year 2000 ready. The Company has established a Year 2000 "task force" which prepared and released its Year 2000 products readiness report on the Company's "Web Pages" (www.maisystems.com and www.hotelinfosys.com) and plans to make available to clients a copy of this report on a per request basis. The Company launched a direct mail/fax campaign in February 1999 to all of its current maintenance agreement clients as well as to all identifiable clients that may be utilizing the Company's products, informing clients that the "Year 2000 Readiness Program" was available to be viewed at the indicated websites. The mailing also provided clients the opportunity to request information regarding the "Year 2000 Readiness Program" if they so desired. This mailing was executed using the most current client database available. This notification went to approximately 18,000 domestic customers as well as being faxed to approximately 4,000 international customers from the Company's international offices.

The report breaks down the Company's products into four categories: "product is ready," "product is scheduled to be tested," "product is not ready (but has some Year 2000 functionality)," and "product will not be tested (and is not ready)." At the present time, of the eighty-nine products listed in the Company's Year 2000 readiness report, twenty-four remain to be tested, and thirty-six fall in the final category of products that will not be tested or ready. Of those products in the latter category, many of these are older products that have been replaced by newer versions of software. The Company is continuing to work on making some of its older software Year 2000 ready. The software still under modification is not required to be upgraded before the end of 1999. Nonetheless, the Company believes that all modifications will be complete and ready for distribution to its customers by the end of June, 1999. Although the Company has been encouraging its customers to upgrade to current product versions, no assurance can be given that all of them will do so in a timely manner, if at all.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. The Company has undertaken joint compliance review of such software in certain cases where the product is believed to be material to the Company's financial performance, such as its "Lodging Touch" product that is licensed from Enterprise Hospitality Solutions. The Company believes that in such selective cases the licensed software and any related integrated software product is Year 2000 compliant. There can be no assurance, however, that all third party software presently utilized by the Company will be free of errors and defects or be Year 2000 compliant.

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

Since the Company spent a significant amount of time developing its Year 2000 readiness plan and evaluating its products for readiness, it does not believe that an elaborate Year 2000 contingency plan is necessary. However, it is reasonable to assume that some problems may be discovered in products the Company currently believes to be Year 2000 ready. In this case, the Company has the necessary resources available to address these expected problems and provide the appropriate customers with updated software.

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

Despite the Company's efforts to become Year 2000 compliant, there is no assurance that the Year 2000 issue will not pose significant problems. There may be delays in the Company's remediation efforts, a failure to fully identify all Year 2000 problems in the systems, equipment or processes of the Company or its vendors or customers, or unanticipated remediation expenses, all of which could have material adverse consequences on the Company's financial position and results of operations.

ITEM 2.  PROPERTIES

As of February 28, 1999, the principal properties utilized by the Company were as follows:

                                                                                           Approximate
                                                                                           Total Square
                              Type of Facility                                               Footage                Location
                              ----------------                                             ------------             --------
Corporate and Hospitality Headquarters, warehousing, administration, marketing,
 sales, development and support                                                               50,210           Irvine, California
Product development, sales and support                                                         8,911           Concord, California
Process Manufacturing headquarters, marketing, sales, development, and support                16,370           Tarrytown, New York
Gaming Systems International headquarters, marketing, sales, development, support
 and warehousing                                                                              16,913           Las Vegas, Nevada
MAI Canada Ltd. Administration, sales, education, warehousing, test and repair                 6,710           Ontario, Canada
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support          3,638           Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support                                    4,527           Singapore
MAI Information Solutions Limited, European Headquarters, marketing, sales and
 support                                                                                       3,000           London

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

ITEM 3.  LEGAL PROCEEDINGS

The Company has filed and will continue to file objections to claims asserted in its Chapter 11 bankruptcy proceedings. The majority of these claims would, if upheld, give rise to allowed unsecured claims entitling respective claimants to distributions of new Common Stock. A number of filed objections in respect of secured claims, priority claims, tax claims, convenience claims and cure claims are still outstanding at December 31, 1998. To the extent the Company's objections to such claims are not sustained, the Company will be obligated to pay such claims in a lump sum in the case of convenience claims and administrative claims, and in the case of secured claims, priority claims, tax claims and cure claims, on a deferred basis over six to seven years, depending on the type of claim, at an interest rate of 6% in accordance with the Plan of Reorganization. The Company does not believe the outcome of these objections will be material.

On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against the Company in the U.S. District Court for the Central District of California. CSA is a shareholder of the Company. At the time of the Company's purchase of Hotel Information Systems, Inc. ("HIS") in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company agreed to issue to CSA shares of the Company's common stock worth approximately $4.8 million (plus accrued interest until such time as the shares are issued and registered), and also granted CSA certain demand registration rights with respect to such stock. CSA subsequently requested registration of its shares and, in October, 1996, the Company filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering these shares. The SEC, however, required an auditor's consent to the use of the HIS financial statements in the S-3, which consent HIS's previous auditors were unwilling to provide. When this impediment to registration was removed in April, 1998, CSA again demanded registration of its shares. The Company has delayed registration based upon a provision in its agreements with CSA allowing the Company to defer such registration under certain circumstances provided that, during the period of such delay, an increased interest rate is applied in calculating the dollar value of shares of the Company's common stock to which CSA is ultimately entitled. In its lawsuit, CSA alleges that the Company's failure to register its shares has deprived it of its ability to realize approximately $5,000,000 from sale of the shares to which it is entitled and requests (a) money damages in an amount not less than $5,000,000, (b) injunctive relief directing the Company to register CSA's shares, and (c) specific performance of its agreements with the Company.

The initial delay in registration of CSA's shares was the result of the refusal on the part of HIS's previous auditors to consent to the inclusion of HIS's financial statements in the S-3, a factor beyond the Company's control, and the subsequent delay has been the result of the Company's good faith exercise of its rights under its agreements with CSA to defer registration. Accordingly, the Company believes that it is in full compliance with all of its obligations under its agreements with CSA, and is contesting the lawsuit. The parties are currently conducting settlement negotiations.

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

The Company's Common Stock was originally issued pursuant to an order of the Bankruptcy Court dated January 27, 1994. All previously outstanding equity interests were canceled. Until April 10, 1993, the principal market for the Company's previously outstanding common stock (the "Old Common Stock") was the New York Stock Exchange, where the common stock was traded under the ticker symbol "MCO". Thereafter, until November 18, 1993, the Company's Old Common Stock was traded over-the-counter by various market makers.

No cash dividends have been paid to date on the Common Stock. At February 28, 1999, there were 590 stockholders of record.

     Period                                                    High      Low
     ------                                                    ----      ---
     Fiscal 1997:
              First Quarter...............................     $8.00    $6.00
              Second Quarter..............................     $6.13    $3.75
              Third Quarter...............................     $4.88    $2.94
              Fourth Quarter..............................     $4.13    $2.50

     Fiscal 1998:
              First Quarter...............................     $5.13    $1.44
              Second Quarter..............................     $5.38    $3.25
              Third Quarter...............................     $3.75    $1.25
              Fourth Quarter..............................     $3.75    $1.13

     Fiscal 1999:
              First Quarter Through February 28, 1999 ....     $3.25    $2.13


On April 24, 1998, the Company issued 246,453 shares of the Company's Common Stock to a former shareholder of Hotel Information Systems, Inc. ("HIS") in satisfaction of the Company's obligations to issue additional shares, in addition to the 118,569 shares of Common Stock originally issued to such shareholder, under the asset purchase agreement and related documents pursuant to which the Company acquired the assets of HIS in August, 1996. Such additional shares were issued, in accordance with the asset purchase agreement and related documents, in order that such shareholder would receive, in the aggregate, shares with a fair value equal to $10.04 multiplied by 118,569 (the number of originally issued shares). (The Company still has outstanding similar obligations to other former shareholders of HIS under the asset purchase agreement and related documents, which obligations have yet to be settled).

On May 12, 1998, the Company issued 45,424 shares of the Company's Common Stock to a former shareholder and two former optionholders in Gaming Systems International ("GSI") in full satisfaction of the Company's obligations to issue additional shares, in addition to the 113,392 shares of Common Stock originally issued to such shareholder and optionholders, under the stock purchase agreement and option cancellation agreements pursuant to which the Company acquired the remaining 30% minority interest and remaining options in GSI in May, 1996 and March 1997, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

The following discussion about the Company's market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not have derivative financial instruments for hedging, speculative, or trading purposes.

INTEREST RATE SENSITIVITY

Of the Company's $8.53 million principal amount of indebtedness at December 31, 1998, $3.28 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in a $33,000 change in the annual amount of interest payable on such debt. The remaining amount of $5.25 million bears interest at a fixed rate of 11%.

FOREIGN CURRENCY RISK

The Company believes that its exposure on currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiary. The currency exchange impact on intercompany transactions was immaterial in 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1999. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1--Election of Directors, --Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1999. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation--Employment Contracts and Change of Control Arrangements; --Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1999. Such information is incorporated herein by reference.

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

         2. Financial Statement Schedule

            The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 1998 Annual Report.

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

 3.4     Amendment No. 2 to the Amended and Restated Certificate of
         Incorporation of MAI Systems Corporation.

10.1     Stock Option Agreement between Luke Brown and the Company dated
         November 11, 1998.

10.2     Coast Business Credit Loan and Security Agreement, dated April 23,
         1998.

10.3 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997 and August 31, 1998
         by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The August
         16, 1996 amendment is incorporated herein by reference to the Company's
         1996 Annual Report on Form 10-K. The August 31,1997 amendment is incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K.

10.4     Richard S. Ressler Stock Purchase Letter, dated February 3, 1999.

10.5     1996 Non-Employee Directors Stock Option Plan.

10.6     MAI Systems Corporation Amended 1993 Stock Option Plan

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1     Subsidiaries of MAI Systems Corporation

23.1     Consent of KPMG LLP

27.1     Financial Data Schedule Year Ended 1998

(b) Reports on Form 8-K during the fourth quarter of 1998

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MAI SYSTEMS CORPORATION



                                             By: /s/ Richard S. Ressler
                                                 -------------------------------
                                                 Richard S. Ressler
                                                 Chairman
Dated:  March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1999.


           Signatures                                     Title
           ----------                                     -----


/s/ Richard S. Ressler                     Chairman, Director
------------------------------------
Richard S. Ressler


/s/ George G. Bayz                         President and Chief Executive
------------------------------------       Officer, Director
George G. Bayz


/s/ Zohar Loshitzer                        Director
------------------------------------
Zohar Loshitzer


/s/ Morton O. Schapiro                     Director
------------------------------------
Morton O. Schapiro


/s/ Lewis H. Stanton                       Executive Vice President and
------------------------------------       Chief Operating and Financial Officer
Lewis H. Stanton                           (Chief Accounting Officer)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1997 and 1998
                             (dollars in thousands)

                                      BALANCE    CHARGED TO    CHARGED TO      ADDITIONS                     BALANCES
                                     BEGINNING    COSTS AND      OTHER           FROM                         END OF
                                      OF YEAR     EXPENSES      ACCOUNTS      ACQUISITIONS    WRITE-OFFS       YEAR
                                     ---------   ----------    ----------     ------------    ----------     --------
Year ended December 31, 1996
 Allowance for doubtful accounts      $ 1,092      $  603      $      --      $     1,138      $   (255)      $2,578
Provision for inventory
 obsolescence                         $15,136      $  490      $      --      $        --      $(12,433)      $3,193
                                      =======      ======      =========      ===========      ========       ======
Year ended December 31, 1997
Allowance for doubtful accounts       $ 2,578      $    6      $      --      $       646      $ (1,247)      $1,983
Provision for inventory
 obsolescence                         $ 3,193      $1,174      $      --      $        --      $ (2,197)      $2,170
                                      =======      ======      =========      ===========      ========       ======
Year ended December 31, 1998
Allowance for doubtful accounts       $ 1,983      $1,340      $      --      $        --      $     --       $3,323
Provision for inventory
   obsolescence                       $ 2,170      $  346      $      --      $        --      $     --       $2,516
                                      =======      ======      =========      ===========      ========       ======

                                 EXHIBIT INDEX

Number            Exhibit
------            -------
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

 3.4     Amendment No. 2 to the Amended and Restated Certificate of
         Incorporation of MAI Systems Corporation.

10.1     Stock Option Agreement between Luke Brown and the Company dated
         November 11, 1998.

10.2     Coast Business Credit Loan and Security Agreement, dated April 23,
         1998.

10.3 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997 and August 31, 1998
         by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The August
         16, 1996 amendment is incorporated herein by reference to the Company's
         1996 Annual Report on Form 10-K. The August 31,1997 amendment is incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K.

10.4     Richard S. Ressler Stock Purchase Letter, dated February 3, 1999.

10.5     1996 Non-Employee Directors Stock Option Plan.

10.6     MAI Systems Corporation Amended 1993 Stock Option Plan

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1     Subsidiaries of MAI Systems Corporation

23.1     Consent of KPMG LLP

27.1     Financial Data Schedule Year Ended 1998