Form 10-Q
period 1999-03-31
MAI SYSTEMS CORP
filed 1999-05-11
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                           COMMISSION FILE NO. 1-9158

                            ------------------------

                             MAI SYSTEMS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

           DELAWARE                                            22-2554549
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         (Identification No.)


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

As of May 5, 1999 , 10,906,658 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   December 31,      March 31,
                                                                                      1998             1999
                                                                                   ------------      ---------
                                                                                      (dollars in thousands)
ASSETS

Current assets:
     Cash                                                                           $   2,029        $   2,772
     Receivables, less allowance for doubtful accounts of $3,323 in 1998
           and $3,429 in 1999                                                          14,492           19,674
     Inventories                                                                        1,390            1,264
     Prepaids and other assets                                                          2,919            3,428
                                                                                    ---------        ---------
              Total current assets                                                     20,830           27,138

Furniture, fixtures and equipment, net                                                  3,737            3,488
Intangibles, net                                                                       10,185            9,885
Other assets                                                                            1,005              904
                                                                                    ---------        ---------
              Total assets                                                          $  35,757        $  41,415
                                                                                    =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt                                              $     859        $     682
     Accounts payable                                                                   7,289            6,550
     Customer deposits                                                                  2,587            3,212
     Accrued liabilities                                                                7,504            8,552
     Income taxes payable                                                                 587              548
     Unearned revenue                                                                  10,702           13,401
                                                                                    ---------        ---------
              Total current liabilities                                                29,528           32,945

Line of credit                                                                          3,277            3,742
Long-term debt                                                                          5,056            5,107
Other liabilities                                                                         262              261
                                                                                    ---------        ---------
              Total liabilities                                                        38,123           42,055
                                                                                    ---------        ---------
Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized,
         none issued and outstanding                                                       --               --
     Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 10,697,639 and 10,906,658 shares issued and issuable
         at December 31, 1998 and March 31, 1999, respectively                            110              112
     Additional paid-in capital                                                       219,780          220,287
     Accumulated other comprehensive income                                               713              721
     Accumulated deficit                                                             (222,969)        (221,760)
                                                                                    ---------        ---------
              Total stockholders' deficiency                                           (2,366)            (640)
                                                                                    ---------        ---------
              Total liabilities and stockholders' deficiency                        $  35,757        $  41,415
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

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                    1998            1999
                                                                                  --------        --------
                                                                                    (in thousands, except
                                                                                       per share data)
Revenue:
     Software, networks and professional services:
           Software sales                                                         $  2,106        $  4,845
           Network and computer equipment                                            1,075             875
           Professional services                                                     7,165           7,187
                                                                                  --------        --------
                                                                                    10,346          12,907

     Legacy revenue                                                                  4,863           3,177
                                                                                  --------        --------
                    Total revenue                                                   15,209          16,084

Direct costs                                                                         8,034           7,016
                                                                                  --------        --------
                    Gross profit                                                     7,175           9,068

Selling, general and administrative expenses                                         6,244           5,836
Research and development costs                                                         965           1,202
Amortization and impairment of intangibles                                             615             610
Other operating (income) expense                                                       184             (41)
                                                                                  --------        --------
                    Operating income (loss)                                           (833)          1,461

Equity in net income (loss) of unconsolidated subsidiaries                             (49)             15
Interest income                                                                         30              30
Interest expense                                                                      (236)           (297)
                                                                                  --------        --------
                    Income (loss) before income taxes                               (1,088)          1,209

Provision for income taxes                                                              --              --
                                                                                  --------        --------
Net income (loss)                                                                 $ (1,088)       $  1,209
                                                                                  ========        ========
Income (loss) per share:

Basic income (loss) per share                                                     $  (0.11)       $   0.11
                                                                                  ========        ========

Diluted income (loss) per share                                                   $  (0.11)       $   0.11
                                                                                  ========        ========
Weighted average common shares used in determining income (loss) per share:

     Basic                                                                          10,298          10,836
                                                                                  ========        ========

     Diluted                                                                        10,298          10,925
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

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         1998           1999
                                                                        -------        -------
Net cash provided by operating activities                               $ 1,861        $   126
                                                                        -------        -------
Cash flows from investing activities:

         Capital expenditures                                              (196)            (4)
         Capitalized software costs                                        (406)          (218)
                                                                        -------        -------

Net cash used in investing activities                                      (602)          (222)
                                                                        -------        -------

Cash flows from financing activities:

         Short-term borrowings, net                                          (8)           339
         Proceeds from issuance of common stock, net                         --            500
         Repayments of term and other long-term debt                       (187)            --
         Proceeds from the exercise of stock options and warrants            --              9
                                                                        -------        -------

Net cash (used in) provided by financing activities                        (195)           848
                                                                        -------        -------

Effect of exchange rate changes on cash and cash equivalents                  8             (9)
                                                                        -------        -------

Net change in cash and cash equivalents                                   1,072            743
                                                                        -------        -------

Cash and cash equivalents at beginning of period                          2,051          2,029
                                                                        -------        -------

Cash and cash equivalents at end of period                              $ 3,123        $ 2,772
                                                                        =======        =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                       Three months ended March 31, 1999
                                  (Unaudited)

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

         Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the SEC.

2.       INVENTORIES

         Inventories are summarized as follows:

                              December 31,    March 31,
                                 1998           1999
                              ------------    ---------
                               (dollars in thousands)
        Finished goods          $  843         $  768
        Replacement parts          547            496
                                ------         ------
                                $1,390         $1,264
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

         Shares of common stock may be distributed by the Company to its former creditors. As of May 5, 1999, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

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

         In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of March 31, 1999, the final purchase price has not been determined.

         The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $11.18 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock. In April 1998, in accordance with the purchase agreement and related documents pursuant to which the Company acquired HIS in August 1996, the Company issued 246,453 additional shares of Common Stock valued at par. At March 31, 1999, the fair market value of the Company's Common Stock was $2.94 per share, which would result in approximately 1,657,718 additional shares being issued.

5.       COMMON STOCK

         On February 3, 1999, the Company's Chairman purchased 201,106 shares of the Company's Common Stock valued at $500,000.

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

         Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3, and the weighted average shares of Common Stock issued outside the Plan of Reorganization. As of March 31, 1999, 6,758,251 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for loss periods presented as their effect would be anti-dilutive.

         The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         1998           1999
                                                       --------       --------
                                                        (dollars in thousands,
                                                        except per share data)
         Numerator:

         Numerator for basic and diluted earnings
          (loss) per share - net (loss) income         $ (1,088)      $  1,209
                                                       ========       ========
         Denominator:

         Denominator for basic earnings (loss) per
          share - weighted average number of common
          shares outstanding during the period           10,298         10,836

         Incremental common shares attributable to
          exercise of outstanding options                    --             89
                                                       --------       --------
         Denominator for diluted earnings (loss)
          per share                                      10,298         10,925
                                                       ========       ========

         Basic earnings (loss) per share               $  (0.11)      $   0.11
                                                       ========       ========

         Diluted earnings (loss) per share             $  (0.11)      $   0.11
                                                       ========       ========

7.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after January 1, 2000. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods. The adoption in 1998 did not have a significant effect on the Company's results of operations.

         On December 22, 1998, the AICPA issued Statement of Position 98-9 "Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" with respect to certain transactions. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999.

8.       DEFERRED FINANCING COSTS

         During 1998, the Company commenced efforts to raise additional capital. As of March 31, 1999, the Company has incurred costs of approximately $572,000 which were capitalized and are included in prepaids and other assets.

9.       COMPREHENSIVE (LOSS) INCOME

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has presented the information required by SFAS No. 130 as follows:

                                     For the Three Months Ended
                                             March 31,
                                     --------------------------
                                        1998           1999
                                       -------        -------
         Net (loss) income             $(1,088)       $ 1,209
         Change in cumulative
          translation adjustments           50             10
                                       -------        -------
         Comprehensive (loss) income   $(1,038)       $ 1,219
                                       =======        =======

         Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

10.      RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL Resources

At March 31, 1999, working capital improved from a negative working capital of $8,698,000 at December 31, 1998 to a negative working capital of $5,807,000. Excluding unearned revenue of $13,401,000, the Company's working capital at March 31, 1999 would be $7,594,000 or a ratio of current assets to current liabilities of 1.39 to 1.0. Excluding unearned revenue, working capital at December 31, 1998 was $2,004,000, with a current ratio of 1.11 to 1.0. Excluding unearned revenue, the increase of $5,590,000 was primarily attributable to an increase in receivables of $5,182,000.

Cash was $2,772,000 at March 31, 1999, as compared to $2,029,000 at December 31, 1998. The Company continues to have a $5,000,000 secured revolving credit facility. The computation of the availability of this line of credit is based on a calculation using a rolling average of certain cash collections. At March 31, 1999, approximately $3,742,000 was available and drawn down under this facility.

Net cash used for investing activities in the three months ended March 31, 1999, totaled $222,000. Capitalized software costs comprised $218,000.

Stockholders' deficiency decreased $1,726,000 at March 31, 1999, as compared to December 31, 1998, due principally to the net income of $1,209,000 for the period and the issuance of common shares. At March 31, 1999, there was a stockholders' deficit of $640,000.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements for the next twelve months.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1999

                                   Three Months Ended    Percentage    Three Months Ended     Percentage
                                     March 31, 1998      of Revenue      March 31, 1999       of Revenue
                                     --------------      ----------      --------------       ----------
Revenues:
    Hospitality                         $  7,811            51.4%           $ 10,280             63.9%
    Process Manufacturing                  2,160            14.2%              2,268             14.1%
    Gaming                                   366             2.4%                359              2.2%
    Legacy                                 4,863            32.0%              3,177             19.8%
    Other                                      9             0.1%                 --               --
Total revenue                             15,209           100.0%             16,084            100.0%
Gross profit                               7,175            47.2%              9,068             56.4%
Selling, general &
  administrative expenses                  6,244            41.1%              5,836             36.2%
Research and development costs               965             6.3%              1,202              7.5%
Amortization of intangibles                  615             4.0%                610              3.8%
Other operating (income) expense             184             1.2%                (41)             0.2%

The quarter-to-quarter increase in overall revenue of 5.8% was due primarily to an increase in sales of hospitality enterprise solutions. Hospitality revenue increased 31.6% from $7,811,000 in 1998 to $10,280,000 in 1999, largely due to increased software sales.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 34.7% quarter over quarter, largely due to the expected decrease in volume.

Gross profit increased to 56.4% from 47.2% due to higher gross margins from an increase in software sales. Revenue on lower margin functions such as hardware and legacy declined.

Selling, general and administrative expenses ("SG&A") decreased 6.5% to $5,836,000. The decrease is related to the implementation of several cost reduction measures.

Research and development costs increased 24.6% over the comparable period in 1998. This is primarily as a result of new development efforts relating to several new projects.

The 0.8% decrease in amortization of intangibles versus the comparable period of 1998 is related to a write down of intangibles which occurred in the fourth quarter of 1998.

Other operating income for the three months ended March 31, 1999 was principally from foreign exchange gains.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the statement requirements did not have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This statement revises employers' disclosures about pension and other post-retirement benefit plans. This statement is effective for fiscal years beginning after December 15, 1997 and restatement of disclosures for earlier periods is required. The Company adopted SFAS No. 132 in 1998.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after January 1, 2000. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods. The adoption in 1998 did not have a significant effect on the Company's results of operations.

On December 22, 1998, the AICPA issued Statement of Position 98-9 "Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" with respect to certain transactions. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999.

YEAR 2000 COMPLIANCE RISKS

The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed an evaluation of both its information technology systems and its non-technology systems, such as equipment containing microprocessors. The Company believes that all information technology and non-technology systems in its corporate home office in Irvine, California and in its branch or subsidiary offices in the United States and internationally have been, or by June 30, 1999 will have been, modified to address Year 2000 issues. The Company estimates that the costs associated with implementing its Year 2000 compliance plan for its corporate offices to be approximately $50,000.

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

The report breaks down the Company's products into four categories: "product is ready," "product is scheduled to be tested," "product is not ready (but has some Year 2000 functionality)," and "product will not be tested (and is not ready)." At the present time, of the eighty-nine products listed in the Company's Year 2000 readiness report, twenty-four remain to be tested, and thirty-six fall in the final category of products that will not be tested or ready. Of those products in the latter category, many of these are older products that have been replaced by newer versions of software. The Company is continuing to work on making some of its older software Year 2000 ready. The software still under modification is not required to be upgraded before the end of 1999. Nonetheless, the Company believes that all modifications will be complete and ready for distribution to its customers by June 30, 1999. Although the Company has been encouraging its customers to upgrade to current product versions, no assurance can be given that all of them will do so in a timely manner, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

Of the Company's $8.99 million principal amount of indebtedness at March 31, 1999, $3.74 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in an approximate $38,000 change in the annual amount of interest payable on such debt. The remaining amount of $5.25 million bears interest at a fixed rate of 11%.

Foreign Currency Risk

The Company believes that its exposure on currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiary. The currency exchange impact on intercompany transactions was immaterial for the quarter ended March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c) On February 4, 1999, the Company issued 201,106 shares of the Company's Common Stock to Richard S. Ressler at a price of $2.48625 per share (or $500,000 in the aggregate). This issuance was made pursuant to an offer made by the Company to Mr. Ressler on January 28, 1999 in order to induce a cash infusion into the Company. The Company temporarily offered shares of its Common Stock to Mr. Ressler for a one week period only and the sales price was set at a level equal to 90% of the average closing market price for the Common Stock over the ten most recent trading days immediately prior to such temporary offer.

                  The foregoing issuance was made in a transaction exempt under
                  Section 4 (2) under the Securities Act of 1933, as a transaction not involving any public offering. The shares issued were legended and appropriate investment representations were obtained from the purchaser.

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

                                           MAI SYSTEMS CORPORATION
                                           (Registrant)




Date: May 11, 1999                         /s/ Lewis H. Stanton
                                           -------------------------------------
                                           Lewis H. Stanton
                                           Executive Vice President and
                                           Chief Operating and Financial Officer
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27.1               Financial Data Schedule