Form 10-Q
period 1999-06-30
MAI SYSTEMS CORP
filed 1999-08-16
CIK 760436

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

                  For the quarterly period ended June 30, 1999

                           Commission File No. 1-9158

                                   ----------

                             MAI SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                         22-2554549
  ------------------------                           ----------------------
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

As of August 13, 1999 , 10,906,658 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MAI Systems Corporation

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  December 31,      June 30,
                                                                                     1998             1999
                                                                                  ------------     ---------
                                                                                        (in thousands)
ASSETS

Current assets:
     Cash                                                                          $   2,029       $   2,053
     Receivables, less allowance for doubtful accounts of
       $3,323 in 1998 and $4,427 in 1999                                              14,492          15,735
     Inventories                                                                       1,390             911
     Prepaids and other assets                                                         2,919           3,004
                                                                                   ---------       ---------
              Total current assets                                                    20,830          21,703

Furniture, fixtures and equipment, net                                                 3,737           3,513
Intangibles, net                                                                      10,185           8,080
Notes receivable, less deferred gain of $1,227,000                                        --           3,055
Other assets                                                                           1,005             789
                                                                                   ---------       ---------
              Total assets                                                         $  35,757       $  37,140
                                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt                                             $     859       $     603
     Accounts payable                                                                  7,289           5,462
     Customer deposits                                                                 2,587           2,216
     Accrued liabilities                                                               7,504           7,875
     Income taxes payable                                                                587             579
     Unearned revenue                                                                 10,702          11,520
                                                                                   ---------       ---------
              Total current liabilities                                               29,528          28,255

Line of credit                                                                         3,277           3,454
Long-term debt                                                                         5,056           5,120
Other liabilities                                                                        262             262
                                                                                   ---------       ---------
              Total liabilities                                                       38,123          37,091
                                                                                   ---------       ---------

Stockholders' (deficiency) equity:
     Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized,
         none issued and outstanding                                                      --              --
     Common Stock, par value $0.01 per share; authorized 24,000,000 shares;
         10,697,639 and 10,906,658 shares issued and issuable at December 31,
         1998 and June 30, 1999, respectively                                            110             112
     Additional paid-in capital                                                      219,780         220,287
     Accumulated other comprehensive income                                              713             605
     Accumulated deficit                                                            (222,969)       (220,955)
                                                                                   ---------       ---------
              Total stockholders' (deficiency) equity                                 (2,366)             49
                                                                                   ---------       ---------
              Total liabilities and stockholders' (deficiency) equity              $  35,757       $  37,140
                                                                                   =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         For the Three Months           For the Six Months
                                                            Ended June 30,                Ended June 30,
                                                         ---------------------         ---------------------
                                                           1998         1999             1998         1999
                                                         --------     --------         --------     --------
                                                         (dollars in thousands,        (dollars in thousands,
                                                         except per share data)        except per share data)
Revenue
     Software, networks and professional services:
           Software sales                                $  1,336     $  3,448         $  3,442     $  8,293
           Network and computer equipment                   1,916        2,210            2,991        3,085
           Professional services                            6,328        8,010           13,493       15,197
                                                         --------     --------         --------     --------
                                                            9,580       13,668           19,926       26,575

     Legacy revenue                                         4,528        2,617            9,391        5,794
                                                         --------     --------         --------     --------
                    Total revenue                          14,108       16,285           29,317       32,369

Direct costs                                                8,849        7,212           16,883       14,228
                                                         --------     --------         --------     --------
                    Gross profit                            5,259        9,073           12,434       18,141

Selling, general and administrative expenses                5,978        6,225           12,222       12,061
Research and development costs                              1,018        1,205            1,983        2,407
Amortization and impairment of intangibles                    700          599            1,315        1,209
Other operating (income) expense                              (68)         (69)             116         (110)
                                                         --------     --------         --------     --------
                    Operating income (loss)                (2,369)       1,113           (3,202)       2,574

Equity in net income (loss) of unconsolidated
  subsidiaries                                                 63           13               14           28
Interest income                                                73           33              103           63
Interest expense                                             (257)        (353)            (493)        (650)
                                                         --------     --------         --------     --------
                    Income (loss) before income taxes      (2,490)         806           (3,578)       2,015

Provision for income taxes                                     --           --               --           --
                                                         --------     --------         --------     --------
Net income (loss)                                        $ (2,490)    $    806         $ (3,578)    $  2,015
                                                         ========     ========         ========     ========
Income (loss) per share:

Basic income (loss) per share                            $  (0.24)    $   0.07         $  (0.35)    $   0.18
                                                         ========     ========         ========     ========

Diluted income (loss) per share                          $  (0.24)    $   0.07         $  (0.35)    $   0.18
                                                         ========     ========         ========     ========
Weighted average common shares used in determining
 income (loss) per share:

     Basic                                                 10,594       10,907           10,446       10,871
                                                         ========     ========         ========     ========
     Diluted                                               10,594       11,019           10,446       10,983
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

                             MAI Systems Corporation

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                      1998            1999
                                                                     -------         -------
Net cash provided by operating activities                            $   999         $   726
                                                                     -------         -------

Cash flows from investing activities:
     Capital expenditures                                               (467)           (751)
     Capitalized software costs                                         (876)           (468)
                                                                     -------         -------

Net cash (used in) investing activities                               (1,343)         (1,219)
                                                                     -------         -------

Cash flows from financing activities:
     Short-term borrowings, net                                          280              31
     Proceeds from issuance of common stock, net                          --             500
     Repayments of term and other long-term debt                         (89)             --
     Proceeds from the exercise of stock options and warrants             54               9
                                                                     -------         -------

Net cash provided by financing activities                                245             540
                                                                     -------         -------

Effect of exchange rate changes on cash and cash equivalents             (13)            (23)
                                                                     -------         -------

Net change in cash and cash equivalents                                 (112)             24
                                                                     -------         -------

Cash and cash equivalents at beginning of period                       2,051           2,029
                                                                     -------         -------

Cash and cash equivalents at end of period                           $ 1,939         $ 2,053
                                                                     =======         =======

Non-cash transactions:

1. Three notes payable to the Company with a present value of $4,282,000 were accepted as consideration for the sale of the Company's wholly owned subsidiary Gaming Systems International, which had a net book value of $3,055,000 at the time of sale. The gain of $1,227,000 has been deferred.



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                         Six months ended June 30, 1999
                                  (Unaudited)

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

2.       Inventories

         Inventories are summarized as follows:

                                       December 31,   June 30,
                                          1998         1999
                                       ------------   --------
                                        (dollars in thousands)
                Finished goods           $  843        $470
                Replacement parts           547         441
                                         ------        ----
                                         $1,390        $911
                                         ======        ====

3.       Plan of Reorganization

         In 1993, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the "Plan"), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.Shares of common stock may be distributed by the Company to its former creditors. As of August 13, 1999, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

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

         In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of June 30, 1999, the final purchase price has not been determined.

         The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $11.45 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock. In April 1998, in accordance with the purchase agreement and related documents pursuant to which the Company acquired HIS in August 1996, the Company issued 246,453 additional shares of Common Stock valued at par. At June 30, 1999, the fair market value of the Company's Common Stock was $3.25 share, which would result in approximately 1,490,596 additional shares being issued. See Part II "Other Information", Item 1.

5.       Business Divestiture

         The Company sold its wholly owned subsidiary Gaming Systems International ("GSI") on June 19, 1999 for an amount in excess of its book value. The total sales price was $4,925,000 payable to the Company in the form of three promissory notes of $1,100,000, $1,500,000 and $2,325,000, respectively. Interest is paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 note is guaranteed by a third party. Interest begins to accrue on the $2,325,000 note on October 1, 2002 at the annual rate of prime plus 1%. Beginning October 1, 2002, payments on the third note will be made in 48 monthly installments of approximately $48,000 as principal, plus accrued interest.

         Using a 10% discount rate, the present value of the $2,325,000 note is $1,682,000. The present value of all three notes is $4,282,000. The gain of $1,227,000 has been deferred until collection of the proceeds representing the gain can be assured.

         Summarized below is historical financial information about GSI:

                                      From January 1, 1999
                                            through
                              1998       June 19, 1999
                             ------   --------------------
         Revenues            $2,687          $1,696
         Operating loss       1,493              43
         Assets               4,028           3,800

6.       Common Stock

         On February 3, 1999, the Company's Chairman purchased 201,106 shares of the Company's Common Stock valued at $500,000.

7.       Income (Loss) Per Share of Common Stock

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

         Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3, and the weighted average shares of Common Stock issued outside the Plan of Reorganization. As of June 30, 1999, 6,758,251 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for loss periods presented as their effect would be anti-dilutive.

         The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                               For The Three Months          For The Six Months
                                                  Ended June 30,               Ended June 30,
                                              ---------------------       ------------------------
                                                1998         1999            1998           1999
                                              --------      -------       -----------      -------
                                              (dollars in thousands,       (dollars in thousands,
                                              except per share data)       except per share data)
Numerator:

Numerator for basic and diluted earnings
   (loss) per share - net (loss) income       $ (2,490)     $   806       $    (3,578)     $ 2,015
                                              ========      =======       ===========      =======

Denominator:

Denominator for basic earnings (loss) per
   share-weighted average number of
   common shares outstanding during
   the period                                   10,594       10,907            10,446       10,871

Incremental common shares attributable
   to exercise of outstanding options                           112                            112
                                              --------      -------       -----------      -------

Denominator for diluted earnings (loss)
   per share                                    10,594       11,019            10,446       10,983
                                              ========      =======       ===========      =======

Basic earnings (loss) per share               $  (0.24)     $  0.07       $     (0.35)     $  0.18
                                              ========      =======       ===========      =======

Diluted earnings (loss) per share             $  (0.24)     $  0.07       $     (0.35)     $  0.18
                                              ========      =======       ===========      =======

8.       New Accounting Pronouncements

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

         On December 22, 1998, the AICPA issued Statement of Position 98-9 "Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" with respect to certain transactions. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not anticipate the adoption of this SOP will have a significant effect on its operations.

9.       Deferred Financing Costs

         During 1998, the Company commenced efforts to raise additional capital. As of June 30, 1999, the Company has incurred costs of approximately $572,000 which were capitalized in 1998 and are included in prepaids and other assets.

10.      Comprehensive (Loss) Income

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

                                    For The Three Months          For The Six Months
                                       Ended June 30,               Ended June 30,
                                    --------------------         --------------------
                                      1998        1999            1998         1999
                                     -------      -----          -------      -------
Net (loss) income                    $(2,490)     $ 806          $(3,578)     $ 2,015

Change in cumulative translation
  adjustments                           (158)      (117)            (108)        (108)
                                     -------      -----          -------      -------

Comprehensive (loss) income          $(2,648)     $ 689          $(3,686)     $ 1,907
                                     =======      =====          =======      =======

         Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

11.      Reclassifications

         Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Liquidity and Capital Resources

At June 30, 1999, working capital improved from a negative working capital of $8,698,000 at December 31, 1998 to a negative working capital of $6,552,000. Excluding unearned revenue of $11,520,000, the Company's working capital at June 30, 1999 would be $4,968,000 or a ratio of current assets to current liabilities of 1.30 to 1.0. Excluding unearned revenue, working capital at December 31, 1998 was $2,004,000, with a current ratio of 1.11 to 1.0. Excluding unearned revenue, the increase of $2,964,000 was primarily attributable to an increase in receivables of $1,243,000 and a decrease in accounts payable of $1,827,000.

Cash was $2,053,000 at June 30, 1999, as compared to $2,029,000 at December 31, 1998. The Company continues to have a $5,000,000 secured revolving credit facility. The computation of the availability of this line of credit is based on a calculation using a rolling average of certain cash collections. At June 30, 1999, approximately $3,454,000 was available and drawn down under this facility.

Net cash used in investing activities in the six months ended June 30, 1999, totaled $1,219,000. Capitalized software costs comprised $468,000.

Stockholders' equity improved by $2,415,000 at June 30, 1999, as compared to December 31, 1998, due principally to the net income of $2,015,000 for the period and the issuance of common shares. At June 30, 1999, there was stockholders' equity of $49,000.

As described in note 9 to the condensed consolidated financial statements, the Company commenced an effort to raise additional capital during 1998. The Company incurred $572,000 in incremental costs directly attributable to that effort. Those costs have been deferred pending the completion of that effort. This specific effort to raise capital is on-going at this time. If the effort is successful, the deferred costs will be treated as a cost of the additional capital and netted against the proceeds. If the effort is unsuccessful, the deferred costs would be charged to expense at the time this specific effort to raise capital is aborted. The outcome of this effort is expected to be known before the filing of the Company's quarterly report for the third quarter of 1999.

The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements for the next twelve months.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1999

                            Three Months Ended   Percentage   Three Months Ended   Percentage
                              June 30, 1998      of Revenue     June 30, 1999      of Revenue
                            ------------------   ----------   ------------------   ----------
Revenues:
    Hospitality                 $  7,127            50.5%         $ 10,016            61.5%
    Process Manufacturing          1,663            11.8%            2,176            13.4%
    Gaming                           485             3.4%            1,337             8.2%
    Legacy                         4,528            32.1%            2,617            16.1%
    Other                            305             2.2%              139             0.8%
Total revenue                     14,108           100.0%           16,285           100.0%
Gross profit                       5,259            37.3%            9,073            55.7%
Selling, general &
   administrative expenses         5,978            42.4%            6,225            38.2%
Research and development costs     1,018             7.2%            1,205             7.4%
Amortization of intangibles          700             5.0%              599             3.7%
Other operating (income)             (68)           (0.5%)             (69)           (0.4%)

The quarter-to-quarter increase in overall revenue of 15.4% was due primarily to an increase in sales of hospitality enterprise solutions and sales of gaming solutions. Hospitality revenue increased 40.5% from $7,127,000 in 1998 to $10,016,000 in 1999, largely due to increased software sales. As the Company's gaming subsidiary was sold in June 1999, there will be no further gaming revenue in the future.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 42.2% quarter over quarter, largely due to the expected decrease in volume.

Gross profit increased to 55.7% from 37.3% due to higher gross margins from an increase in software sales. Revenue on lower margin functions such as hardware and legacy declined.

Selling, general and administrative expenses ("SG&A") increased 4.1% to $6,225,000. The increase was primarily related to the Company expanding its hospitality sales and marketing efforts in the second quarter of 1999 with increased advertising and promotion expense in pursuit of hospitality bookings.

Research and development costs increased 18.4% over the comparable period in 1998. This is primarily as a result of new development efforts relating to several new projects.

The 14.4% decrease in amortization of intangibles versus the comparable period of 1998 is related to a write down of intangibles which occurred in the fourth quarter of 1998.

Other operating income for the three months ended June 30, 1999 was principally from foreign exchange gains.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

                                        Six Months Ended       Percentage      Six Months Ended        Percentage
                                         June 30, 1998         of Revenue       June 30, 1999          of Revenue
                                        ----------------       ----------      ----------------        ----------
Revenues:
    Hospitality                             $14,938               51.0%           $ 20,296                62.7%
    Process Manufacturing                     3,823               13.0%              4,444                13.7%
    Gaming                                      851                2.9%              1,696                 5.2%
    Legacy                                    9,391               32.0%              5,794                17.9%
    Other                                       314                1.1%                139                 0.5%
Total revenue                                29,317              100.0%             32,369               100.0%
Gross profit                                 12,434               42.4%             18,141                56.0%
Selling, general &
   administrative expenses                   12,222               41.7%             12,061                37.3%
Research and development costs                1,983                6.8%              2,407                 7.4%
Amortization of intangibles                   1,315                4.5%              1,209                 3.7%
Other operating (income) expense                116               (0.4%)              (110)               (0.3%)

The year-to-year increase in revenue of 10.4% for the six months ended June 30, 1999 over the comparable period was due primarily to increases in sales of hospitality enterprise solutions and gaming solutions. Hospitality revenue increased 35.9% from $14,983,000 in 1998 to $20,296,000 in 1999, largely due to increased software sales. Gaming revenue increased 99.3% from $851,000 in 1998 to $1,696,000 in 1999, largely due to increased hardware sales.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 38.3% year over year, largely due to the expected decrease in volume.

Gross profit increased to 56.0% from 42.4% due to higher gross margins from increased software sales. Revenue on lower margin sales such as legacy declined.

Selling, general and administrative expenses ("SG&A") decreased slightly by 1.3% to $12,061,000. This slight decrease is related to the implementation of several cost reduction measures.

Research and development costs increased 21.4% over the comparable period of 1998. This is primarily as a result of new development efforts relating to several new projects.

The 8.1% decrease in amortization of intangibles versus the comparable period of 1998 is related to a write down of intangibles which occurred in the fourth quarter of 1998.

Other operating income for the six months ended June 30, 1999 was principally from foreign exchange gains.

New Accounting Standards

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

On December 22, 1998, the AICPA issued Statement of Position 98-9 "Software Revenue Recognition With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" with respect to certain transactions. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company is in the process of determining the impact that the adoption of SOP 98-9 will have on its results of operations and financial position.

Year 2000 Compliance Risks

The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed an evaluation of both its information technology systems and its non-technology systems, such as equipment containing microprocessors. The Company believes that all information technology and non-technology systems in its corporate home office in Irvine, California and in its branch or subsidiary offices in the United States and internationally have been, or by September 30, 1999 will have been, modified to address Year 2000 issues. The Company estimates that the costs associated with implementing its Year 2000 compliance plan for its corporate offices to be approximately $50,000.

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

The report breaks down the Company's products into four categories: "product is ready," "product is scheduled to be tested," "product is not ready (but has some Year 2000 functionality)," and "product will not be tested (and is not ready)." At the present time, of the eighty-nine products listed in the Company's Year 2000 readiness report, seventeen remain to be tested, and twenty fall in the final category of products that will not be tested and are not ready. Of those products in the latter category, many of these are older products that have been replaced by newer versions of software. Although the Company has been encouraging its customers to upgrade to current product versions, no assurance can be given that all of them will do so in a timely manner, if at all.

The costs incurred by the Company to date to implement its Year 2000 readiness plan for its products have not been material to the Company's financial condition or operations.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. The Company has undertaken joint compliance review of such software in certain cases where the product is believed to be material to the Company's financial performance, such as its "Lodging Touch" product that is licensed from Enterprise Hospitality Solutions. The Company believes that in such selective cases the licensed software and any related integrated software product is Year 2000 ready. There can be no assurance, however, that all third party software presently utilized by the Company will be free of errors and defects or be Year 2000 compliant.

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

Since the Company spent a significant amount of time developing its Year 2000 readiness plan and evaluating its products for readiness, it does not believe that an elaborate Year 2000 contingency plan is necessary. However, it is reasonable to assume that some problems may be discovered in products the Company currently believes to be Year 2000 ready. In this case, the Company has the necessary resources available to address these unexpected problems and provide the appropriate customers with updated software.

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

         Interest Rate Sensitivity

         Of the Company's $8.6 million principal amount of indebtedness at June 30, 1999, $3.5 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in an approximate $35,000 change in the annual amount of interest payable on such debt. The remaining amount of $5.1 million bears interest at a fixed rate of 11%.

         The face amount of the Company's notes receivable totals $4,925,000. Of that amount, $2.6 million bears interest at a fixed rate of 10%. The remaining $2,325,000 note (which has been discounted at the rate of 10% for financial reporting) is non-interest bearing until October 2002, at which time interest is payable at the rate of prime plus 1%. A one percent change in the interest rate of this note would result in a $23,250 annual change in interest income beginning in October 2002. This impact reduces as the principal is paid down over the following four years.

         Foreign Currency Risk

         The Company believes that its exposure on currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiary. The currency exchange impact on intercompany transactions was immaterial for the quarter ended June 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against the Company in the U.S. District Court for the Central District of California. CSA is a shareholder of the Company. At the time of the Company's purchase of Hotel Information Systems, Inc. ("HIS") in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company agreed to issue to CSA shares of the Company's common stock worth approximately $4.8 million (plus accrued interest until such time as the shares are issued and registered), and also granted CSA certain demand registration rights with respect to such stock. CSA subsequently requested registration of its shares and, in October, 1996, the Company filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering these shares. The SEC, however, required an auditor's consent to the use of the HIS financial statements in the S-3, which consent HIS's auditors were unwilling to provide. When this impediment to registration was removed in April, 1998, CSA again demanded registration of its shares. The Company delayed registration based upon a provision in its agreements with CSA allowing the Company to defer such registration under certain circumstances provided that, during the period of such delay, an increased interest rate is applied in calculating the dollar value of shares of the Company's common stock to which CSA is ultimately entitled. In its lawsuit, CSA alleged that the Company's failure to register its shares deprived it of its ability to realize approximately $5,000,000 from sale of the shares to which it was entitled and requested (a) money damages in an amount not less than $5,000,000, (b) injunctive relief directing the Company to register CSA's shares, and
         (c) specific performance of its agreements with the Company.

         The initial delay in registration of CSA's shares was the result of the refusal on the part of HIS's auditors to consent to the inclusion of HIS's financial statements in the S-3, a factor beyond the Company's control, and the subsequent delay was the result of the Company's good-faith exercise of its rights under its agreements with CSA to defer registration. Accordingly, the Company believed that it was in full compliance with all of its obligations under its agreements with CSA, and contested the lawsuit.

         On June 4, 1999, the court entered a stipulation and order of dismissal, dismissing the lawsuit with prejudice. The order was entered as part of a settlement.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      Annual Meeting of Stockholders.

                  The Company held its Annual Meeting of Stockholders on May 21, 1999, at 10:00 a.m. at the Holiday Inn Brentwood/Bel Air, 170 North Church Lane, Los Angeles, California.

         (b)      Elected Directors of Registrant.

                  The following persons were elected to serve as directors of the Company:

                  George G. Bayz
                  Richard S. Ressler
                  Morton O. Schapiro
                  Zohar Loshitzer

         (c)      Items Voted Upon By Stockholders of the Registrant.

                  The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

                                                            VOTES AGAINST                   BROKER
                    SUBJECT                   VOTES FOR      OR WITHHELD    ABSTENTIONS    NON-VOTES
                    -------                   ---------     -------------   -----------    ---------
         Election of Directors:

         George G. Bayz                       8,690,932        112,745              0              0
         Zohar Loshitzer                      8,682,233        121,444              0              0
         Richard S. Ressler                   8,685,506        118,171              0              0
         Morton O. Schapiro                   8,685,627        118,050              0              0

         Amendment to the Company's 1993
         Employee Stock Option Plan (the
         "1993 Option Plan") in order to
         (i) increase the number of
         shares of Common Stock reserved
         for issuance thereunder by
         750,000 shares to an aggregate
         of 2,000,000 shares and (ii)
         include consultants of the
         Company and members of the
         Compensation Committee of the
         Company among the persons
         eligible to participate in the
         1993 Option Plan.                    5,188,637        402,879        127,871      3,084,290

         Amendment to the Company's
         Non-Employee Directors' Option
         Plan (the "Directors' Plan") in
         order to (i) increase the
         number of shares of Common
         Stock reserved for issuance
         thereunder by 125,000 shares to
         an aggregate of 250,000 shares
         and (ii) eliminate the
         prohibition against
         participation in the Directors'
         Plan by owners of 5% or more of
         the outstanding Common Stock.        4,901,226        690,683        127,478      3,084,290

         Ratification of the Company's
         selection of KPMG Peat Marwick
         LLP to act as the independent
         auditors for the Company             8,642,372         40,047        121,258              0

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

                                    MAI SYSTEMS CORPORATION
                                    (Registrant)




Date: August 13, 1999               /s/ Lewis H. Stanton
                                    --------------------------------------------
                                    Lewis H. Stanton
                                    Executive Vice President and
                                    Chief Operating and Financial Officer
                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
  27            Financial Data Schedule