Form 10-Q
period 1999-09-30
MAI SYSTEMS CORP
filed 1999-11-15
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                            ------------------------

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

As of November 15, 1999, 10,842,071 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                       December 31,   September  30,
                                                                          1998             1999
                                                                       ------------   --------------
                                                                           (dollars in thousands)
ASSETS

Current assets:
     Cash and cash equivalents                                          $   2,029        $   3,242
     Receivables, less allowance for doubtful accounts
       of $3,323 in 1998 and $5,088 in 1999                                14,492           11,687
     Inventories                                                            1,390              684
     Prepaids and other assets                                              2,919            1,672
                                                                        ---------        ---------
       Total current assets                                                20,830           17,285

Furniture, fixtures and equipment, net                                      3,737            3,956
Intangibles, net                                                           10,185            8,211
Notes receivable, less deferred gain of $1,227,000                             --            3,105
Other assets                                                                1,005              209
                                                                        ---------        ---------
       Total assets                                                     $  35,757        $  32,766
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Line of credit                                                     $      --        $   3,568
     Bridge loan                                                               --            1,750
     Current portion of long-term debt                                        859            5,370
     Accounts payable                                                       7,289            7,123
     Customer deposits                                                      2,587            2,171
     Accrued liabilities                                                    7,504            8,624
     Income taxes payable                                                     587              576
     Unearned revenue                                                      10,702           10,548
                                                                        ---------        ---------
       Total current liabilities                                           29,528           39,730

Line of credit                                                              3,277               --
Long-term debt                                                              5,056              342
Other liabilities                                                             262              279
                                                                        ---------        ---------
       Total liabilities                                                   38,123           40,351
                                                                        ---------        ---------

Stockholders' deficiency:
  Preferred Stock, par value $0.01 per share; 1,000,000 shares
    authorized, none issued and outstanding                                    --               --
  Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 10,697,639, and 10,906,658 shares issued and issuable
    at December 31, 1998 and September 30, 1999, respectively                 110              112
  Additional paid-in capital                                              219,780          220,287
  Accumulated other comprehensive income                                      713              426
  Accumulated deficit                                                    (222,969)        (228,410)
                                                                        ---------        ---------
       Total stockholders' deficiency                                      (2,366)          (7,585)
                                                                        ---------        ---------

     Commitments and contingencies

              Total liabilities and stockholders' deficiency            $  35,757        $  32,766
                                                                        =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        For the Three Months           For the Nine Months
                                                               Ended                          Ended
                                                            September 30,                 September 30,
                                                       -----------------------       -----------------------
                                                         1998           1999           1998          1999
                                                       --------       --------       --------       --------
                                                        (dollars in thousands,        (dollars in thousands,
                                                        except per share data)        except per share data)
Revenue
  Software, networks and professional services:
    Software sales                                     $  2,708       $  1,740       $  6,150       $ 10,033
    Network and computer equipment                        1,850            608          4,841          3,693
    Professional  services                                6,221          6,669         19,714         21,866
                                                       --------       --------       --------       --------
                                                         10,779          9,017         30,705         35,592

  Legacy revenue                                          3,954          2,398         13,345          8,192
                                                       --------       --------       --------       --------

        Total revenue                                    14,733         11,415         44,050         43,784

Direct costs                                              7,779          8,875         24,662         23,103
                                                       --------       --------       --------       --------

        Gross profit                                      6,954          2,540         19,388         20,681

Selling, general and administrative expenses              4,774          6,765         16,996         18,826
Research and development costs                            1,245          1,712          3,228          4,119
Amortization of intangibles                                 610            529          1,925          1,738
Other operating expense (income)                              9             13            125            (97)
                                                       --------       --------       --------       --------

        Operating income (loss)                             316         (6,479)        (2,886)        (3,905)

Equity in net loss of unconsolidated subsidiaries           (32)           (56)           (18)           (28)
Write off of deferred financing costs                        --           (574)            --           (574)
Interest income                                              43             87            146            150
Interest expense                                           (274)          (434)          (767)        (1,084)
                                                       --------       --------       --------       --------

         Income (loss) before income taxes                   53         (7,456)        (3,525)        (5,441)

Provision for income taxes                                   --             --             --             --
                                                       --------       --------       --------       --------
Net income (loss)                                      $     53       $ (7,456)      $ (3,525)      $ (5,441)
                                                       ========       ========       ========       ========

Income (loss) per share:

Basic income (loss) per share                          $   0.01          (0.68)      $  (0.34)      $  (0.50)
                                                       ========       ========       ========       ========

Diluted income (loss) per share                        $   0.00       $  (0.68)      $  (0.34)      $  (0.50)
                                                       ========       ========       ========       ========
Weighted average common shares used in
  determining income (loss) per share:
     Basic                                               10,731         10,907         10,541         10,883
                                                       ========       ========       ========       ========
     Diluted                                             10,852         10,907         10,541         10,883
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

                             MAI Systems Corporation

                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   For the Nine Months
                                                                          Ended
                                                                       September 30,
                                                                  ---------------------
                                                                    1998          1999
                                                                  --------      -------
Net cash provided by (used in) operating activities               $  (197)      $ 1,776
                                                                  -------       -------

Cash flows from investing activities:

     Capital expenditures                                            (500)       (1,296)
     Software development costs                                      (885)       (1,345)
                                                                  -------       -------

Net cash used in investing activities                              (1,385)       (2,641)
                                                                  -------       -------

Cash flows from financing activities:

     Net increase in line of credit                                 1,617           291
     Proceeds from issuance of common stock, net                       --           500
     Repayments of term and other long-term debt                      (89)         (185)
     Repayments of note payable                                        --          (250)
     Proceeds from issuance of note payable                            --         2,000
     Proceeds from the exercise of stock options                       54             9
                                                                  -------       -------

Net cash provided by financing activities                           1,582         2,365
                                                                  -------       -------

Effect of exchange rate changes on cash and cash equivalents          (24)         (287)
                                                                  -------       -------

Net change in cash and cash equivalents                               (24)        1,213
                                                                  -------       -------

Cash and cash equivalents at beginning of period                    2,051         2,029
                                                                  -------       -------

Cash and cash equivalents at end of period                        $ 2,027       $ 3,242
                                                                  =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1999
                                  (Unaudited)

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

2.   INVENTORIES

     Inventories are summarized as follows:

                                      December 31,  September 30,
                                          1998           1999
                                      ------------  -------------
                                        (dollars in thousands)
                Finished goods           $  843        $  274
                Replacement parts           547           410
                                         ------        ------
                                         $1,390        $  684
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

     Shares of common stock may be distributed by the Company to its former creditors. As of November 11, 1999, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

4.   BUSINESS ACQUISITION

     HOTEL INFORMATION SYSTEMS, INC. ("HIS"):

     During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1999
                                  (Unaudited)

     In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of September 30, 1999, the final purchase price has not been determined.

     The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $11.68 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock. In April 1998, in accordance with the purchase agreement and related documents pursuant to which the Company acquired HIS in August 1996, the Company issued 246,453 additional shares of Common Stock valued at par. At September 30, 1999, the fair market value of the Company's Common Stock was $1.13 per share, which would result in approximately 5,771,917 additional shares being issued. See Part II "Other Information," Item 1.

5.   BUSINESS DIVESTITURE

     The Company sold its wholly owned subsidiary Gaming Systems International ("GSI") on June 19, 1999 for an amount in excess of its book value. The Company received three promissory notes totaling $4,925,000 with face values $1,100,000, $1,500,000 and $2,325,000, respectively. Interest is paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note is guaranteed by a third party. Principal payments and interest, at prime plus 1%, commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

     Imputing interest at a rate of 10%, the present value of the $2,325,000 promissory note at the date of sale was $1,682,000 resulting in a combined carrying value of $4,282,000 for all three promissory notes. The Company is amortizing the imputed interest over the contractual life of the promissory notes using the interest method. The gain on sale of $1,227,000 has been deferred until collection of the proceeds representing the gain can be assured.

     Summarized below is historical financial information about GSI:

                                                               From January 1,
                                          Year ended                1999
                                         December 31,              through
                                             1998               June 19, 1999
                                            ------              -------------

     Revenues                               $2,687                 $1,696
     Operating loss                          1,493                     43
     Total assets at period end              4,028                  3,800

6.   COMMON STOCK

     On February 3, 1999, the Company's Chairman purchased 201,106 shares of the Company's Common Stock valued at $500,000.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1999
                                  (Unaudited)

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

     The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                             For The Three Months Ended    For The Nine Months Ended
                                                   September 30,                  September 30,
                                             --------------------------    -------------------------
                                                1998            1999          1998            1999
                                              --------        ---------    ---------        --------
                                               (dollars in thousands,         (dollars in thousands,
                                               except per share data)         except per share data)
Numerator:

Numerator for basic and diluted earnings
   (loss) per share - net (loss) income        $    53        $  (7,456)   $  (3,525)       $ (5,441)
                                               =======        =========    =========        ========

Denominator:

Denominator for basic earnings (loss) per
   share-weighted average number of
   common shares outstanding during
   the period                                   10,731         10,907          10,541         10,883
Incremental common shares attributable
   to exercise of outstanding options              121             --              --             --
                                               -------      ---------       ---------       --------

Denominator for diluted earnings (loss)
   per share                                    10,852         10,907          10,541         10,883
                                               =======      =========       =========       ========
Basic earnings (loss) per share                $  0.01      $   (0.68)      $   (0.34)      $  (0.50)
                                               =======      =========       =========       ========
Diluted earnings (loss) per share              $  0.00      $   (0.68)      $   (0.34)      $  (0.50)
                                               =======      =========       =========       ========


8.   DEFERRED FINANCING COSTS

     During 1998, the Company commenced efforts to raise additional capital. During the third quarter of fiscal 1999, the Company expensed approximately $574,000 of deferred financing costs previously capitalized.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1999
                                  (Unaudited)

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

                                     For The Three Months        For The Nine Months
                                      Ended September 30,        Ended September 30,
                                     ---------------------       ---------------------
                                       1998         1999          1998          1999
                                     --------      -------       -------       -------
                                     (dollars in thousands)      (dollars in thousands)
     Net (loss) income               $    53       $(7,456)      $(3,525)      $(5,441)

     Change in cumulative
        translation adjustments          190          (179)           82          (287)
                                     -------       -------       -------       -------

     Comprehensive loss              $   243       $(7,653)      $(3,443)      $(5,728)
                                     =======       =======       =======       =======

     Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

11.  LINE OF CREDIT AND LONG-TERM DEBT

     On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan bears interest at prime plus 5% and is payable interest only on a monthly basis with all accrued and unpaid principal and interest due on the earlier of June 30, 2000 or the date the Company receives a debt or equity infusion of at least $10,000,000. Loan origination fees of $75,000 were paid to Coast in connection with the Bridge Loan and are being amortized to interest expense over the term of the loan.

     In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast . The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property, of the Company and bears interest at prime plus 2.25% to 5.25% and expires on April 30, 2002. The facility contains various restrictions and covenants, including a minimum tangible net worth, debt coverage ratio and minimum monthly and quarterly profitability. The Company was not in compliance with these covenants as of and for the three month period ended September 30, 1999 and for the one month period ended October 31, 1999. The Company and Coast entered into a forbearance agreement on October 1, 1999, which provides that Coast will not exercise its rights and remedies under the facility in the event of default until December 15, 1999, including the acceleration of debt payments, provided the Company makes weekly principal payments of $25,000 with respect to the Bridge Loan commencing October 8, 1999 and pays monthly default fees of $10,000 commencing October 1, 1999, until the Bridge Loan is repaid in full. The Company is currently in compliance with the terms of the forbearance agreement.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                      Nine months ended September 30, 1999
                                  (Unaudited)

     In March 1997 the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtedness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999 the Company failed to make the semi-annual interest payment due on that date in the amount of $ 288,750. The Company and Canyon have subsequently entered into a forbearance agreement which provides that Canyon will not exercise any rights it has under the notes in the event of default, including accelerating the debt payments, until December 31, 1999. In addition, the Company executed a Security Agreement which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to the Company's primary lender, Coast Business Credit.

12.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital deteriorated from a working capital deficiency of $8,698,000 at December 31, 1998 to a working capital deficiency of $22,445,000 at September 30, 1999. Excluding unearned revenue of $10,548,000, the Company's working capital deficiency at September 30, 1999 would be $11,897,000 or a ratio of current assets to current liabilities of 0.59 to 1.0. Excluding unearned revenue, working capital at December 31, 1998 was $2,004,000, with a current ratio of 1.11 to 1.0. Excluding unearned revenue, the decrease of $13,901,000 was primarily attributable to increases in the Bridge Loan of $1,750,000, accrued liabilities of $1,122,000, and the classification of its line of credit of $3,568,000 and its subordinated notes of $4,691,000 as a current liabilities as of September 30, 1999. The decrease was also attributable to decreases in receivables of $2,805,000, inventories of $706,000 and prepaid and other assets of $1,247,000. The decrease was partially offset by an increase in cash of $1,213,000 and a decrease in accounts payable of $416,000.

Cash was $3,242,000 at September 30, 1999, as compared to $2,029,000 at December 31, 1998. The Company has a secured revolving credit facility which combined with its Bridge Loan cannot exceed $6,000,000. The computation of the availability of this facility is based on a calculation using a rolling average of certain cash collections. At September 30, 1999, approximately $3,568,000 was available and drawn down under the credit facility. The Company is currently in default under the terms of its credit facility and subordinated notes. The Company has entered into forbearance agreements with both lenders, which provide that the lenders will not exercise their rights and remedies in the event of default until December 15, 1999 and December 31, 1999, respectively.

Net cash provided by (used in) operating activities were $1,776,000 and ($197,000) for the nine months ended September 30, 1999 and 1998, respectively. The higher year-to-date losses in 1999 over 1998 were more than offset by the effects of reduced inventories and prepaids and other assets, increased accrued liabilities and the add-back of higher non-cash charges for bad debts, depreciation and amortization and write-off of deferred financing charges.

Net cash used in investing activities for the nine months ended September 30, 1999 was $2,641,000 which was attributable to capitalized software costs of $1,345,000 and capital expenditures of $1,296,000.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $2,365,000 which was primarily attributable to $500,000 of proceeds from the issuance of common stock and $1,856,000 of net proceeds from its notes payable and line of credit.

Stockholders' deficiency increased by $5,219,000 for the nine month period ended September 30, 1999 principally due to the net loss of $5,441,000 for the period offset by the issuance of $500,000 of common shares. At September 30, 1999, there was a stockholders' deficiency of $7,585,000.

The Company has retained an investment banker to assist the Company in evaluating strategic options, including the sale of certain assets and refinancing its debt. The Company believes it will continue to have sufficient cash available to fund its operating and capital requirements for the next twelve months.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1999

                                 Three months ended     Percentage   Three months ended    Percentage
                                 September 30, 1998     of Revenue   September 30, 1999    of Revenue
                                 ------------------     ----------   ------------------    ----------
Revenues:
    Hospitality                       $ 7,750              52.6%         $ 6,985              61.2%
    Process Manufacturing               2,530              17.2%           1,898              16.6%
    Gaming                                499               3.4%              --                --
    Legacy                              3,954              26.8%           2,398              21.0%
    Other                                  --                --              134               1.2%
Total revenue                          14,733             100.0%          11,415             100.0%
Gross profit                            6,954              47.2%           2,540              22.3%
Selling, general and
   administrative expenses              4,774              32.4%           6,765              59.3%
Research and development costs          1,245               8.5%           1,712              15.0%
Amortization of intangibles               610               4.1%             529               4.6%
Other operating expense                     9               0.1%              13               0.1%

The quarter-to-quarter decrease in overall revenue of 22.5% was due to decreases in sales in all of the Company's software solutions and legacy business. Hospitality revenue decreased 9.9% from $7,750,000 in 1998 to $6,985,000 in 1999 principally due to lower than expected shipments of its LodgingTouch software during 1999. Process Manufacturing revenue decreased from $2,530,000 in 1998 to $1,898,000 in 1999, largely due to decreased software sales as a result of product transitions during 1999. Additional decreases in Process Manufacturing revenue during 1999 related to declines in sales of network and computer equipment as a result of erosion in its software and hardware maintenance contracts. As the Company's gaming subsidiary was sold in June 1999, there was no gaming revenue in 1999.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 39.4% from 1998 to 1999, largely due to the continuing and expected decrease in customers under contract.

Gross profit decreased from 47.2% in 1998 compared to 22.3% in 1999 due to decreased revenue primarily associated with delays in certain shipments and installations of its Lodging Touch product during 1999 combined with higher levels of fixed costs associated with professional services and support which was expected to be absorbed by an increasing hospitality revenue stream.

Selling, general and administrative expenses ("SG&A") increased 41.7% from 1998 compared to 1999 to $6,765,000. The increase was primarily related to the Company expanding its hospitality sales and marketing efforts in the third quarter of 1999 with increased selling, advertising and promotion expense in pursuit of hospitality bookings. The increase in SG&A was also due to higher personnel costs to support an anticipated increasing hospitality revenue stream. Additionally, the Company increased its allowance for doubtful accounts during 1999 in anticipation of potential write-offs.

Research and development expense increased 37.5% over the comparable period in 1998. This is primarily a result of new and sustaining product development efforts relating to various projects.

The 13.3% decrease in amortization of intangibles versus the comparable period of 1998 is related to a write down of intangibles which occurred in the fourth quarter of 1998 and the sale of the Company's gaming subsidiary in June 1999 and the resulting elimination of amortization associated with the gaming subsidiary's intangible assets.

Other operating expense for the three months ended September 30, 1999 was principally from foreign exchange gains.

Included in non-operating costs for the three months ended September 30, 1999 is the write off of approximately $574,000 of financing costs previously capitalized in 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1999

                                        Nine months ended     Percentage    Nine months ended     Percentage
                                        September 30, 1998    of Revenue    September 30, 1999    of Revenue
                                        ------------------    ----------    ------------------    ----------
Revenues:
    Hospitality                                $22,688           51.5%           $27,281              62.3%
    Process Manufacturing                        6,353           14.4%             6,342              14.5%
    Gaming                                       1,350            3.1%             1,696               3.9%
    Legacy                                      13,345           30.3%             8,192              18.7%
    Other                                          314            0.7%               273               0.6%
Total revenue                                   44,050          100.0%            43,784             100.0%
Gross profit                                    19,388           44.0%            20,681              47.2%
Selling, general and
   administrative expenses                      16,996           38.6%            18,826              43.0%
Research and development costs                   3,228            7.3%             4,119               9.4%
Amortization of intangibles                      1,925            4.4%             1,738               4.0%
Other operating expense (income)                   125            0.3%              (97)             (0.1%)

The year-to-year decrease in revenue of 0.6% for the nine months ended September 30, 1999 over the comparable period of 1998 was due primarily to the continuing decline in Legacy revenue offset by the increases in the Hospitality and Gaming businesses. Hospitality revenue increased 20.2% from $22,688,000 in 1998 to $27,281,000 in 1999, largely due to increased software sales. Although the Company's gaming subsidiary was sold in June 1999 and, accordingly, no revenue was recognized during the three month period ended September 30, 1999, gaming revenue increased 25.6% from $1,350,000 in 1998 to $1,696,000 in 1999, largely due to increased hardware sales during the six month period ended June 30, 1999.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 38.6% year over year, largely due to the continuing and expected decrease in customers under contract.

Gross profit increased to 47.2% in 1999 from 44.0% in 1998 due to higher gross margins from increased software sales offset by higher levels of fixed costs associated with professional services and support which were expected to be absorbed by an expected higher hospitality revenue stream.

Selling, general and administrative expenses ("SG&A") increased by 10.8% to $18,826,000. The increase was primarily related to the Company expanding its hospitality sales and marketing efforts during 1999 with increased selling, advertising and promotion expense in pursuit of hospitality bookings. The increase in SG&A was also due to higher personnel costs to support an anticipated increasing hospitality revenue stream. Additionally, the Company increased its allowance for doubtful accounts during 1999 in anticipation of potential write-offs.

Research and development expense increased 27.6% over the comparable period of 1998. This is primarily as a result of new development efforts relating to several new projects.

The 9.7% decrease in amortization of intangibles versus the comparable period of 1998 is related to a write down of intangibles which occurred in the fourth quarter of 1998 and the sale of the Company's gaming subsidiary in June 1999 and the resulting elimination of amortization associated with the gaming subsidiaries intangible assets.

Other operating expense (income) for the nine months ended September 30, 1999 was principally from foreign exchange gains.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

YEAR 2000 COMPLIANCE RISKS

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 compliance issue arises from the fact that a significant percentage of the software utilized by United States businesses relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed an evaluation of both its information technology systems and its non-technology systems, such as equipment containing microprocessors. The Company believes that all information technology and non-technology systems in its corporate home office in Irvine, California and in its branch or subsidiary offices in the United States and internationally has been, or by December 31, 1999 will have been, modified to address Year 2000 issues. The Company estimates that the costs associated with implementing its Year 2000 compliance plan for its corporate offices to be approximately $300,000.

The Company has designed and tested the most current versions of its products to be Year 2000 ready. The Company has established a Year 2000 "task force" which prepared and released its Year 2000 products readiness report on the Company's "Web Pages" (www.maisystems.com and www.hotelinfosys.com) and plans to make available to clients a copy of this report on a per request basis. The Company launched a direct mail/fax campaign in February 1999 to all of its current maintenance agreement clients as well as to all identifiable clients that may be utilizing the Company's products, informing clients that the "Year 2000 Readiness Program" was available to be viewed at the indicated websites. The mailing also provided clients the opportunity to request information regarding the "Year 2000 Readiness Program" if they so desired. This mailing was executed using the most current client database available. This notification went to approximately 18,000 domestic customers as well as being faxed to approximately 4,000 international customers from the Company's international offices. The report breaks down the Company's products into four categories: "product is ready," "product is scheduled to be tested," "product is not ready (but has some Year 2000 functionality)," and "product will not be tested (and is not ready)." At the present time, twenty-three fall in the final category of products that will not be tested and are not ready. Of those products in the latter category, many of these are older products that have been replaced by newer versions of software. Although the Company has been encouraging its customers to upgrade to current product versions, no assurance can be given that all of them will do so in a timely manner, if at all.

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

        INTEREST RATE SENSITIVITY

        Of the Company's $10.4 million principal amount of indebtedness at September 30, 1999, $5.4 million bears interest at a rate that fluctuates based on changes in prime rate. A one-percentage point change in the underlying prime rate would result in an approximate $54,000 change in the annual amount of interest payable on such debt. The remaining amount of $5.0 million bears interest at a fixed rate ranging from 6% to 11%.

        The face amount of the Company's notes receivable totals $4,925,000. Of that amount, $2.6 million bears interest at a fixed rate of 10%. The remaining $2,325,000 note (which has been discounted at the rate of 10% for financial reporting) is non-interest bearing until October 2002, at which time interest is payable at the rate of prime plus 1%. A one-percentage point change in the interest rate of this note would result in a $23,250 annual change in interest income beginning in October 2002. This impact reduces as the principal is paid down over the following four years.

        FOREIGN CURRENCY RISK

        The Company believes that its exposure on currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against the Company in the U.S. District Court for the Central District of California. CSA is a shareholder of the Company. At the time of the Company's purchase of Hotel Information Systems, Inc. ("HIS") in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company agreed to issue to CSA shares of the Company's common stock worth approximately $4.8 million (plus accrued interest until such time as the shares are issued and registered), and also granted CSA certain demand registration rights with respect to such stock. CSA subsequently requested registration of its shares and, in October 1996, the Company filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering these shares. The SEC, however, required an auditor's consent to the use of the HIS financial statements in the S-3, which consent HIS's auditors were unwilling to provide. When this impediment to registration was removed in April 1998, CSA again demanded registration of its shares. The Company delayed registration based upon a provision in its agreements with CSA allowing the Company to defer such registration under certain circumstances provided that, during the period of such delay, an increased interest rate is applied in calculating the dollar value of shares of the Company's common stock to which CSA is ultimately entitled. In its lawsuit, CSA alleged that the Company's failure to register its shares deprived it of its ability to realize approximately $5,000,000 from sale of the shares to which it was entitled and requested (a) money damages in an amount not less than $5,000,000, (b) injunctive relief directing the Company to register CSA's shares, and (c) specific performance of its agreements with the Company.

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

        On June 4, 1999, the court entered a stipulation and order of dismissal, dismissing the lawsuit with prejudice. The order was entered as part of a settlement, which requires the Company to take all necessary steps to register the CSA shares with the SEC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)      None.

        (b)      None.

        (c)      None.

        (d)      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        In March 1997 the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtedness was reduced by $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999 the Company failed to make the semi-annual interest payment due on that date in the amount of $ 288,750. The Company and Canyon have subsequently entered into a Forbearance Agreement which provides that Canyon will not exercise any rights it has under the notes in the event of default until December 31, 1999. In addition, the Company executed a Security Agreement which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to the Company's primary lender, Coast Business Credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)      None.

        (b)      None.

        (c)      None.

        (d)      None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits.

                 10.1 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999.

                 10.2 Stock Option Agreement between Sasun Musliyan and the Company dated August 2, 1999.

                 10.3 Amendment Number Four dated July 28, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

                 10.4 Termination/Transition Agreement between Christian Rivadallia d/b/a Enterprise Hospitality Solutions and Enterprise Hospitality Solutions, Inc., and the Company dated August 20, 1999.

                 10.5 Exclusive Worldwide Software License Agreement between Christian Rivadallia d/b/a Enterprise Hospitality Solutions and Enterprise Hospitality Solutions, Inc., and the Company dated August 20, 1999.

                 10.6 Security Agreement between MAI Systems Corporation and CPI Securities, LP, dated October 28, 1999.

                 10.7 Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999.

                 27  Financial Data Schedule.

        (b)      Reports on Form 8-K.

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAI  SYSTEMS CORPORATION
                                            (Registrant)


Date: November 15, 1999                     /s/ William Brian Kretzmer
                                            ------------------------------------
                                            William Brian Kretzmer
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit
     Number                            Description
     -------                           -----------

      10.1 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999.

      10.2 Stock Option Agreement between Sasun Musliyan and the Company dated August 2, 1999.

      10.3 Amendment Number Four dated July 28, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

      10.4 Termination/Transition Agreement between Christian Rivadallia d/b/a Enterprise Hospitality Solutions and Enterprise Hospitality Solutions, Inc., and the Company dated August 20, 1999.

      10.5 Exclusive Worldwide Software License Agreement between Christian Rivadallia d/b/a Enterprise Hospitality Solutions and Enterprise Hospitality Solutions, Inc., and the Company dated August 20, 1999.

      10.6 Security Agreement between MAI Systems Corporation and CPI Securities, LP, dated October 28, 1999.

      10.7 Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999.

      27       Financial Data Schedule.