Form 10-K405
period 1999-12-31
MAI SYSTEMS CORP
filed 2000-04-14
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           COMMISSION FILE NO. 1-9158

                             MAI SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        22-2554549
    ---------------------------------                       -------------------
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

           9601 Jeronimo Road
           Irvine, California                                        92618
----------------------------------------                    -------------------
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Certificate of Incorporation authorizes the issuance of 24,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock were previously distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At March 31, 2000, the number of issued and outstanding shares of the Company's Common Stock was 10,842,071 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $6,727,498. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's 1993 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 1999 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000 are incorporated herein by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

MAI Systems Corporation provides total information technology solutions primarily to the hospitality, resort and destination industry and to mid-sized process manufacturers. The solutions provided by the Company typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally the Company's proprietary software, or software which is licensed to the Company on an exclusive or non-exclusive basis. The hardware, peripherals and networking systems are generally third-party products, which the Company distributes. Directly and through its arrangement with third parties, the Company provides on-site and off-site service and support to users of its network and systems hardware.

The Company was incorporated under the laws of the State of Delaware on September 6, 1984. The Company's name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. As used herein, the terms the "Company" and "MAI" include MAI Systems Corporation and its subsidiaries unless the context indicates otherwise. The Company commenced operations on January 29, 1985.

                           DESCRIPTION OF THE BUSINESS

MAI's mission is to put in place long-term information technology systems for its customers by designing, installing and supporting customer-specific total information management solutions. Focusing primarily on the hotel, motel and resort destinations industry and solutions for mid-sized process manufacturers, it designs, sells, installs and supports information management solutions featuring complex wide area networks ("WANs") and local area networks ("LANs"). It provides a wide array of products and services to its installed base of approximately 6,000 customers and continues to make direct sales of certain products and services which enhance, upgrade and extend the useful life of the Company's legacy systems.

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

The Company provides software support services (both procedural and technical support) to its hospitality and process manufacturing customers from its offices in the United States, the United Kingdom and Singapore. In some countries the Company relies on certain foreign distributors of its products to provide software support services to customers located within the distributors' regions.

The Company provides on-site service and help support desk services to its legacy system customers in the United States, Canada, Puerto Rico and Venezuela. In the United States and Canada, the Company and its third-party subcontractors provide on-site services to the Company's new and legacy system customers.

PRODUCTS AND SERVICES

In 1999, the Company's revenue was derived from the following product lines:

                                              Percentage of
                                              Total Revenue
                                              -------------

Hospitality                                        63.3%
Process Manufacturing                              14.6%
Gaming                                              3.0%
Legacy                                             19.1%
                                                  ------
             Total                                100.0%
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

Hospitality - 63.3%

The Company markets three property management systems. Hotel CompuSystem II has been marketed by the Company since 1990, when the Company acquired Computerized Lodging Systems ("CLS"). In August 1996 the Company acquired Hotel Information Systems, Inc. ("HIS") and began marketing its Paragon product line. In October 1996, the Company became the exclusive distributor of the Lodging Touch International products from Enterprise Hospitality Solutions. Each of the product lines has features, which make it particularly well suited to a different segment of the hospitality marketplace.

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

The Paragon and Paragon Plus property management system, from HIS, is designed to serve the needs of larger hotels and resorts. Running on IBM AS/400 or System 36 minicomputers, the Paragon product line provides the full range of features and functionality required by premier properties, such as Disneyland Paris or Renaissance Hotels International. Paragon is installed in more than 1,000 hotels and resorts around the world, and is a major presence in the Pacific Rim.

The Lodging Touch ("LTS") products comprise a state-of-the-art suite of products designed to take full advantage of the versatility of Microsoft's Windows 2000 and Windows NT operating systems. They are the industry's first fully graphical products to fully utilize the features of the Windows NT operating system and Microsoft Sequel Server. With the LTS products, MAI has been named a Microsoft Solutions Partner.

Process Manufacturing - 14.6%

MAI develops and markets CIMPRO and MANBASE, both of which are ERP applications, used by midsize process manufacturers. The Company's typical customer generally has annual revenues between $20 million and $500 million. These manufacturers convert raw materials into finished goods or into products used to manufacture other goods. Typical users of the Company's ERP product would be manufacturers who convert raw milk into cheese and other dairy products, or pharmaceutical manufacturers who convert raw chemicals into medicinal products. These process manufacturers have unique requirements in quality control, regulatory compliance, inventory control and production planning that require an integrated application and system solution.

CIMPRO, which the Company acquired from Datalogix International, Inc., a subsidiary of Oracle Corporation, in March 1997, offers a fully integrated modular system for complete support of process manufacturing planning and tracking, including inventory, production, supply chain management, costing, accounting, electronic data interchange ("EDI") and regulatory compliance. CIMPRO's customer base is a primarily food, chemical and pharmaceutical manufacturer.

MANBASE, the rights to which the Company reacquired in May 1996, also offers a fully integrated ERP application for process manufacturers. MANBASE has been sold primarily to food manufacturers and has many features, which are tailored for the unique requirements of this industry.

The Company intends to provide continuing support for its MANBASE customers but will concentrate its sales and development efforts on the CIMPRO product.

Gaming - 3.0%

The Company marketed software products for the gaming industry through its Gaming Systems International ("GSI") subsidiary. GSI's products provided management systems for on-line slot accounting, player tracking, cage/pit administration, table games accounting, employee time and attendance and numerous other functions. GSI was sold on June 19, 1999.

Legacy - 19.1%

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

With its own personnel and through an outsource agreement with Wang Global Corporation in the United States and with Olivetti Canada Ltd. in Canada, and directly in Venezuela and Puerto Rico, the Company offers on-site repair and warranty service and around-the-clock telephonic support to its customers. The Company also provides a range of customer education, training and consulting services for its application software packages and hardware and horizontal software products. These services are offered to the Company's customers as part of the Company's strategy of supplying the total information solution to its customers.

MARKETING AND SALES

MAI markets its products and services primarily through a team-selling approach, which utilizes the Company's nationwide network of sales offices and its Irvine, California-based account representatives. The Company also markets certain products and services through limited numbers of VARs, authorized service representatives and ISVs.

In the United States, the Company's systems are marketed by a direct sales and marketing organization which included, as of February 29, 2000, 18 sales and marketing personnel located in the corporate headquarters and five satellite offices. In addition, the Company markets its systems internationally through its subsidiaries which operate in Canada, the United Kingdom, Mexico, Hong Kong, Singapore, Puerto Rico and Venezuela and through various distributors that are exclusive in their jurisdictions. The Company's international subsidiaries employed, as of February 29, 2000, 23 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Canada, Mexico, the United Kingdom, Hong Kong, Singapore, Malaysia, the People's Republic of China, Venezuela and Puerto Rico. Additionally, the Company also sells its products through indirect channels both within and outside the United States. These indirect channels include VARs, distributors, ISVs and local sales agents.

During 1999, the Company's aggregate revenue was derived from geographic areas as follows:

                                               Percentage of
                                               Total Revenue
                                               -------------

United States                                     77.6%
Asia                                               9.5%
Canada                                             6.6%
United Kingdom                                     4.6%
Other Areas                                        1.7%
                                                 -----
             Total                               100.0%
                                                 =====

The financial performance of the Company is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which the Company does business. In addition, the Company's foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 22.4% of the Company's 1999 revenue was generated outside the United States, even though most of this activity is in Asia which has recently incurred significant economic and currency disruptions, the risk associated with these foreign operations in relation to the Company's overall financial performance is limited.

SUPPORT AND MAINTENANCE

The provision of around-the-clock customer service is a cornerstone of the Company's business. As of February 29, 2000, the Company had software support agreements with approximately 1,500 customers. Additionally, it had hardware maintenance agreements with approximately 1,300 other customers. The Company employs approximately 38 technicians to provide support for the Company's applications software products.

Telephonic support, which is primarily to assist licensees of the Company's applications products, is provided from the Company's response centers located in Irvine, California, Concord, California, Tarrytown, New York, Singapore and the United Kingdom. The Company utilizes the latest developments in telephony and artificial intelligence-enhanced technology to enable its support technicians to quickly identify and resolve customers' software related computing problems.

The Company's maintenance services are generally provided pursuant to individual maintenance contracts with customers, although time and material services are provided in some areas. Such support and maintenance are of varying duration, provide prospective cancellation rights and require advance payment of fees to the Company. Substantially all of the revenue earned by maintenance operations is invoiced to customers in advance.

PRODUCTION AND PROCUREMENT

In response to market demand for standardized hardware and software products, all of the Company's current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment. At present, the Company has relationships with a number of suppliers including Microsoft, Cisco Systems, Compaq Computer, Data General, Hewlett Packard, Seagull Software and IBM and distributors such as MicroAge and Ingram Micro. Management believes that these relationships have enabled the Company to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices. The Company no longer manufactures proprietary hardware products.

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

Set forth below is certain information concerning orders, shipments and backlog for 1998 and 1999:

                                                (dollars in millions)
                                                 1998           1999
                                                 ----           ----

Orders received (net of cancellations)           $38.3          $15.5
Shipments (net of equipment returns)              24.6           23.3
Backlog (at period end)                           21.8           14.0

The Company's backlog is not necessarily indicative of future revenues.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are focused on the development of products for the hospitality, resort and destination industry and for products for midsize process manufacturers. The Company also maintains and expands OpenBASIC, an operating system that enables users of the Company's proprietary environment, BusinessBASIC, to run their applications under UNIX. The Company's use of the OpenBASIC application environment and its system integration capability permits it to have substantial independence from individual hardware manufacturers and minimizes the need for hardware research and development.

As of February 29, 2000, the Company employed 26 engineers, programmers and other technical personnel in research and development activities. During 1997, 1998 and 1999, the Company incurred $5,583,000, $4,058,000, and $5,114,000, respectively, for research and development activities. The Company's research and development expenditures related primarily to support and enhancement of existing software products.

CUSTOMERS

The Company's customers in hospitality are generally hotels and resorts with fifty or more rooms, in gaming were casinos with electronic gaming equipment such as slot machines, and in process manufacturing are generally midsize process manufacturers. Legacy comprises a highly diversified group of customers in various industries who use hardware sold by MAI over the years. During 1998 and 1999, no single customer accounted for ten percent or more of the Company's revenues.

COMPETITION

Competition is vigorous in all sectors of the worldwide market for computer-based applications systems, networked solutions and the maintenance and support of the software and hardware, which comprise those systems. The Company has numerous competitors (and potential competitors, including the manufacturers of products which the Company distributes) varying widely in their size, capabilities, market segment and geographic area, many of which are larger and have financial resources far greater than the Company.

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

The competition in the enterprise resource planning ("ERP") market is diffuse and new or different competitors often appear with each sales opportunity. In the lower end of the market, the Company competes with local VARs and ISVs who usually resell hardware or networking products of larger equipment manufacturers. These VARs and ISVs usually sell one or two specialized software application products targeted for specific industry market segments. Within the mid-range market, the Company competes with several companies of similar size and technology. On the high end of the market, the Company competes with companies that are much larger and have financial resources far greater than the Company.

Within the gaming industry, the Company competed with manufacturers of gaming equipment. Some of those competitors were substantially larger than the Company.

In the legacy arena, there is some third-party maintenance organizations ("TPMS") that provide service to users of the Company's hardware products. The competition is minimal, as outside companies cannot provide complete solutions to the Company's existing proprietary customer base.

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

OpenBASIC and certain other intellectual property formerly owned by the Company is currently owned by Triple P Management BV ("Triple P"), a corporation organized under the laws of the Netherlands. MAI holds an exclusive license to use OpenBASIC and other intellectual property in the western hemisphere and has a nonexclusive license to use it in certain other parts of the world. The license is perpetual and royalty-free, but subject to termination under certain conditions.

EMPLOYEES

As of February 29, 2000, the Company had 310 employees, of whom 192 were employed in the United States, 13 in Canada, 8 in Mexico, 5 in Puerto Rico, 9 in the United Kingdom, 58 in Asia (Hong Kong, Singapore and the People's Republic of China) and 25 in Venezuela. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

                        CHAPTER 11 BANKRUPTCY PROCEEDINGS

The Company filed for Chapter 11 bankruptcy protection on April 12, 1993, shortly after the Company's banks foreclosed on all of the outstanding capital stock of certain of the Company's former European subsidiaries in satisfaction of all amounts due under certain loan agreements. On January 27, 1994, the Company's Plan of Reorganization became effective. The summary of the material features of the Plan of Reorganization, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 under the heading "CHAPTER 11 BANKRUPTCY PROCEEDINGS", is included herein by this reference.

Under the Plan of Reorganization, there was no recovery for holders of the Company's $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization. The Company commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. Through December 31, 1999, the Company had distributed 6,758,251 shares of Common Stock to its former creditors in settlement of all outstanding claims, except for tax claims, and the Company does not anticipate that any further shares will be issued in this matter. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 1999, $74,570 in cash had been distributed pursuant to such provision.

At December 31, 1999, there is only one material claim to be settled before the Chapter 11 proceedings can be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date.

                                  RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth herein, there may be other factors, or factors that arise in the future which may affect the future performance of the Company.

LIMITED HISTORY OF PROFITABILITY

Prior to its bankruptcy filing in 1993, the Company incurred significant operating losses. The Company was profitable in 1994 and 1995, but then incurred losses in 1996, 1997, 1998 and 1999. There can be no assurance that the Company will be able to achieve or maintain profitability or avoid losses on a quarterly or annual basis in the future.

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

COMPETITION

Competition is vigorous in all sectors of the market for computer-based solutions and support and maintenance services, which the Company offers. The Company has numerous competitors in each of its business lines, which vary widely in their size, capabilities, market segments and geographic areas, many of which are larger and have financial resources far greater than the Company. Within its markets, competition comes primarily from vendors of competing information technology in the markets in which it competes. There are several providers of information technology to the hotel, resort and destination industry against which the Company regularly competes. The competition in the ERP market is diffuse and new or different competitors often appear with each sales opportunity. The Company also competes against local value added resellers ("VARs") and independent software vendors ("ISVs"), who usually resell hardware or networking products of larger original equipment manufacturers, which provide service to users of the Company's hardware products. Many of the Company's services are also provided by in-house MIS departments.

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

The services of Richard S. Ressler, Chairman of the Board and Director of the Company, are provided on a non-exclusive basis pursuant to an agreement, which expires in August 2000. There can be no assurances that Mr. Ressler will continue with the Company after such date or that the Company will be able to find a replacement in the event that either the Company or Mr. Ressler determines not to continue their relationship.

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

YEAR 2000 COMPLIANCE RISKS

This section is a Year 2000 Readiness Disclosure Statement pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

During 1999, the Company successfully completed its program to achieve Year 2000 Readiness. Before June 30, 1999 the Company completed an evaluation of both its information technology systems and its non-technology systems, such as equipment containing microprocessors. At that time the Company determined that all information technology and non-technology systems in its corporate home office in Irvine, California and in its branch or subsidiary offices in the United

States and internationally had been modified to address Year 2000 issues. "Year 2000 Ready" meant that the performance or functionality of the Company's internal systems would not be significantly affected by the dates prior to, during, and after the Year 2000, to include leap year calculations and specific day-of-the-week calculations.

The Company established a Year 2000 "task force" which prepared and released its Year 2000 products readiness report on the Company's "Web Pages" (www.maisystems.com and www.hotelinfosys.com) and made available to clients a copy of this report on a per request basis. The Company launched a direct mail/fax campaign in February 1999 to all of its current maintenance agreement clients as well as to all identifiable clients that may be utilizing the Company's products, informing clients that the "Year 2000 Readiness Program" was available to be viewed at the indicated websites. The mailing also provided clients the opportunity to request information regarding the "Year 2000 Readiness Program" if they so desired. This mailing was executed using the most current client database available. This notification went to approximately 18,000 domestic customers as well as being faxed to approximately 4,000 international customers from the Company's international offices.

The Company currently knows of no significant year 2000-related failures occurring in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000. As expected, the Company has not experienced a material adverse impact on its business, products, results of operations, or financial condition as a result of the Year 2000 issue. Costs associated with implementing its Year 2000 compliance plan for its corporate offices were approximately $300,000. These costs were expensed as incurred and were comprised primarily of the personnel costs required to review all software for Year 2000 compliance, the informational mailing and website costs and outside consulting fees.

The Company will continue to monitor its critical processes, and those of significant third parties that are critical to the company's operations, for potential Year 2000-related problems. The Company's present "reasonably likely worst case scenario" for Year 2000 problems involves potential product liability claims by substantial customers involving collateral (business interruption) damages. Although the Company has not experienced any product liability claims to date regarding Year 2000 compliance, there can be no assurance that errors or defects, whether associated with Year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims; however, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Defective products or releases could result in loss of revenues, increased service and warranty costs and product liability claims, and could adversely affect the Company's market penetration and reputation, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

As of February 29, 2000, the principal properties utilized by the Company were as follows:

                                                                     Approximate Total
                     Type of Facility                                  Square Footage         Location
                     ----------------                                -----------------        --------
Corporate and Hospitality Headquarters, warehousing,
  administration, marketing, sales, development and support                50,210           Irvine, California
Product development, sales and support                                      8,911           Concord, California
Process Manufacturing headquarters, marketing, sales,
  development, and support                                                 16,370           Tarrytown, New York
MAI Canada Ltd. Administration, sales, education,
  warehousing, test and repair                                              6,710           Ontario, Canada
Hotel Information Systems (Ltd) Hong Kong headquarters,
  marketing, sales, and support                                             3,638           Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support                 4,527           Singapore
MAI Information Solutions Limited, European Headquarters,
  marketing, sales and support                                              2,201           London

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

ITEM 3.  LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

At December 31, 1999, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

CSA Private Limited v. MAI Systems Corporation

CSA is an MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of our common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6,342,000 as of March 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. The number of shares which may be sold by CSA includes: (i) CSA's current ownership of 590,785 shares, and (ii) 6,658,000 additional shares, assuming a stock price of $0.875 per share, which MAI will issue to CSA in order for them to receive net proceeds of approximately $6,342,000 after deducting any discounts or commissions. MAI may be required under the settlement agreement to issue and register additional shares for sale by CSA, in order that they receive net proceeds in the amount called for by the settlement agreement. MAI has not yet filed the registration statement called for by the settlement agreement. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file the S-1 registration statement. MAI answered the complaint in March 2000 and intends to proceed as expeditiously as possible to file the required S-1 registration statement utilizing year-end information contained in this Annual Report on Form 10-K.

Enterprise Hospitality Solutions, Inc. v. MAI Systems Corporation

On November, 30, 1999, Enterprise Hospitality Solutions, Inc. ("EHS") and Christian Rivadella commenced an action against MAI in the United States District Court for the Central District of California, alleging that MAI had failed to pay certain royalties to EHS under the parties' exclusive license agreement. The Complaint asserts claims for breach of contract, unjust enrichment, accounting and unfair competition. The Complaint seeks damages, preliminary and permanent injunctive relief, imposition of a constructive trust, an order canceling MAI's exclusive right to license the software at issue under the parties' agreement, and the appointment of a receiver to conduct an audit. On February 1, 2000, MAI answered the Complaint by denying its material allegations and asserted a Counterclaim against the plaintiffs. The Counterclaim asserts claims for breach of the parties exclusive license agreement, breach of the covenant of good faith and fair dealing, unfair business practices, interference with contractual relations and declaratory relief, and a declaration that MAI is not in breach of the parties' license agreement. No trial date has been set.

Wang Global Corporation v. MAI

On November 25, 1996 MAI executed an outsource agreement with Wang Global Corporation in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for the Company's Legacy customers. On July 26, 1999 Wang filed for arbitration in this matter involving alleged breach of contract for payments due for maintenance services provided by Wang. The amounts claimed as due by Wang exceed $3.7 million. MAI's position is that no additional amounts are due Wang. Settlement of the dispute is currently being discussed. Absent a settlement, the arbitration will commence on June 7, 2000.

Other Litigation

The Company is also involved in various other legal proceedings that are incident to its business.

Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares are traded on the American Stock Exchange, Inc. under the AMEX symbol "NOW". Prior to listing on the AMEX, which occurred August 29, 1995, the Company's shares were traded over-the-counter by various market makers under the ticker symbol "MAIS". The following table sets forth the high and low sales prices for the Company's common stock for the indicated periods during 1998 and 1999, as reported by the AMEX. On March 31, 2000, the closing price of our common stock as reported by the AMEX was $0.875. At March 31, 2000, there were 557 stockholders of record.

We have never paid any dividends and do not anticipate declaring or paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. The covenants in our current or future financing agreements may prohibit or limit our ability to declare or pay cash dividends.

   Period                                              High        Low
   ------                                              ----        ---
   Fiscal 1998:
              First Quarter                            $5.13      $1.44
              Second Quarter                            5.38       3.25
              Third Quarter                             3.75       1.25
              Fourth Quarter                            3.75       1.13

   Fiscal 1999:
              First Quarter                            $3.25      $2.13
              Second Quarter                            4.00       1.88
              Third Quarter                             3.31       1.06
              Fourth Quarter                            1.25       0.44

   Fiscal 2000:
             First Quarter Through March 31, 2000      $1.94      $0.75


On February 3, 1999 the Company issued 201,106 shares of the Company's Common Stock to its Chairman for cash consideration of $500,000. Such shares were issued at 90% of the average of the last sales price for Common Stock for the ten trading days immediately prior to the date of the transaction. The shares issued are entitled to certain registration rights as provided in a Registration Rights Agreement between the Company and its Chairman dated September 8, 1997.

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

INTEREST RATE SENSITIVITY

Of the Company's $10.59 million principal amount of indebtedness at December 31, 1999, $4.34 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in a $43,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $6.25 million, $5.25 million bears interest at a fixed rate of 11% and $1.0 million bears fixed interest rates ranging from 6% to 17.5%

The face amount of the Company's notes receivable totals $4,925,000. Of that amount, $2.6 million bears interest at a fixed rate of 10%. The remaining balance consisting of a $2,325,000 note (which has been discounted at the rate of 10% for financial reporting) is non-interest bearing until October 2002, at which time interest is payable at the rate of prime plus 1%. A one-percentage point change in the interest rate of this note would result in a $23,250 annual change in interest income beginning in October 2002. The impact reduces as the principal is paid down over the following four years.

FOREIGN CURRENCY RISK

The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiary. The currency exchange impact on intercompany transactions was immaterial in 1999.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Company's Annual Report under the headings, "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1
- Election of Directors, Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation - Employment Contracts and Change of Control Arrangements; Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

(a)       1. Financial Statements

             Independent Auditors' Report
             Consolidated Balance Sheets
             Consolidated Statements of Operations
             Consolidated Statements of Stockholders' Equity (Deficiency) and
               Comprehensive Income (Loss)
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

          2. Financial Statement Schedule

             The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 1999 Annual Report.

             Schedule II -- Valuation and Qualifying Accounts

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

2.2         Consent Order Modifying Confirmed Plan of Reorganization and Fixing
            Effective Date, as entered by the United States Bankruptcy Court for the district of Delaware on January 27, 1994, as filed as Exhibit
            2.2 to the Registrant's Current Report on form 8-K dated February 9,
            1994.

3.1         Amended and Restated Certificate of Incorporation of MAI Systems
            Corporation, filed as Exhibit 3.1 to the Company's 1996 Annual
            Report on Form 10-K.

3.2         Amendment No. 1 to the Amended and Restated Certificate of
            Incorporation of MAI Systems Corporation, filed as Exhibit 3.2 to the Company's 1996 Annual Report on Form 10-K.

3.3         By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the
            Registrant's Registration Statement on Form 8-A/A filed with the
            Securities and Exchange Commission on February 24, 1994.

3.4         Amendment No. 2 to the Amended and Restated Certificate of
            Incorporation of MAI Systems Corporation, filed as Exhibit 3.4 to the Company's 1998 Annual Report on Form 10-K.

10.1        Coast Business Credit Loan and Security Agreement, dated April 23,
            1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on
            Form 10-K.

10.2        Amendment Number One dated September 30, 1998 to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.3        Amendment Number Two dated March 2, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998.

10.4        Amendment Number Three dated June 16, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998.

10.5        Amendment Number Four dated July 28, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the period ending September 30, 1999.

Number                                   Exhibit
------                                   -------
10.6        Letter Agreement Amendment dated October 1, 1999 to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.7 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998
            and August 31, 1999 by and between the Company and Orchard Capital
            Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's
            1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K. The August 31,1997 amendment is incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K. The
            August 31, 1998 amendment is incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K.

10.8 Richard S. Ressler Stock Purchase Letter, dated February 3, 1999, filed as Exhibit 10.4 to the Company's 1998 Annual Report on Form
            10-K.

10.9        Stock Option Agreement between Luke Brown and the Company dated
            November 2, 1999.

10.10       Stock Option Agreement between James Dolan and the Company dated
            November 2, 1999.

10.11 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999.

10.12 Stock Option Agreement between Sasun Musilyan and the Company dated August 2, 1999.

10.13 1996 Non-Employee Directors Stock Option Plan, filed as Exhibit 10.5 to the Company's 1998 Annual Report on Form 10-K.

10.14       MAI Systems Corporation Amended 1993 Stock Option Plan, filed as
            Exhibit 10.6 to the Company's 1998 Annual Report on Form 10-K.

10.15       Termination/Transition Agreement between Christian Rivadalla d/b/a
            Enterprise Hospitality Solutions and Enterprise Hospitality
            Solutions, Inc., and the Company dated August 2, 1999, filed as
            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.16       Exclusive Worldwide Software License Agreement between Christian
            Rivadalla d/b/a Enterprise Hospitality Solutions and Enterprise
            Hospitality Solutions, Inc., and the Company dated August 20, 1999.
            filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.17       Forebearance Agreement between MAI Systems Corporation and CPI
            Securities LP, The Value Realization Fund, L.P., The Canyon Value
            Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.18 Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999.

10.19 Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999.

10.20       Amendment Number Five dated April 13, 2000, to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998.

10.21 Stock option agreement between Sasun Musliyan and the Company dated January 20, 1999.

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1        Subsidiaries of MAI Systems Corporation

23.1        Consent of KPMG LLP

27.1        Financial Data Schedule Year Ended 1999

(b)      Reports on Form 8-K during the fourth quarter of 1999

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAI SYSTEMS CORPORATION



                                         By: /s/ Richard S. Ressler
                                             -----------------------------------
                                             Richard S. Ressler
                                             Chairman

Dated:  April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2000.


          Signatures                Title
          ----------                -----


/s/ Richard S. Ressler              Chairman, Director
--------------------------------
Richard S. Ressler


/s/ William B. Kretzmer             Chief Executive Officer
--------------------------------    (Principal Executive Officer)
William B. Kretzmer


/s/ James W. Dolan                  Chief Financial Officer
--------------------------------    (Principal Financial and Accounting Officer)
James W. Dolan


/s/ Zohar Loshitzer                 Director
--------------------------------
Zohar Loshitzer


/s/ Morton O. Schapiro              Director
--------------------------------
Morton O. Schapiro

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1998 and 1999
                             (dollars in thousands)

                                            Balance     Charged to      Reductions      Additions                   Balances
                                           Beginning    Costs and      Due to Sale         from                      End of
                                            of Year      Expenses     of Subsidiary    Acquisitions   Write-offs      Year
                                           ---------    ----------    -------------    ------------   ----------    --------
Year ended December 31, 1997:
Allowance for doubtful accounts             $2,578        $    6          $   --          $ 646        $(1,247)      $1,983

Provision for inventory obsolescence        $3,193        $1,174          $   --          $  --        $(2,197)      $2,170
                                            ======        ======          ======          =====        =======       ======

Year ended December 31, 1998:
Allowance for doubtful accounts             $1,983        $1,340          $   --          $  --        $    --       $3,323

Provision for inventory obsolescence        $2,170        $  346          $   --          $  --        $    --       $2,516
                                            ======        ======          ======          =====        =======       ======

Year ended December 31, 1999:
Allowance for doubtful accounts             $3,323        $2,151          $  (75)         $  --        $(1,777)      $3,622

Provision for inventory obsolescence        $2,516        $  413          $ (470)         $  --        $   (86)      $2,373
                                            ======        ======          ======          =====        =======       ======

                                 EXHIBIT INDEX

Number                                   Exhibit
------                                   -------
2.1         First Amended Joint Chapter II Plan of Reorganization of MAI Systems
            Corporation, Brooke Acquisition Corp. and CLS Software, Inc., as
            confirmed by the United States Bankruptcy Court for the District of
            Delaware, on November 13, 1993, filed as Exhibit 2.1 to the
            Registrant's Current Report on Form 8-K dated January 15, 1994.

2.2         Consent Order Modifying Confirmed Plan of Reorganization and Fixing
            Effective Date, as entered by the United States Bankruptcy Court for the district of Delaware on January 27, 1994, as filed as Exhibit
            2.2 to the Registrant's Current Report on form 8-K dated February 9,
            1994.

3.1         Amended and Restated Certificate of Incorporation of MAI Systems
            Corporation, filed as Exhibit 3.1 to the Company's 1996 Annual
            Report on Form 10-K.

3.2         Amendment No. 1 to the Amended and Restated Certificate of
            Incorporation of MAI Systems Corporation, filed as Exhibit 3.2 to the Company's 1996 Annual Report on Form 10-K.

3.3         By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the
            Registrant's Registration Statement on Form 8-A/A filed with the
            Securities and Exchange Commission on February 24, 1994.

3.4         Amendment No. 2 to the Amended and Restated Certificate of
            Incorporation of MAI Systems Corporation, filed as Exhibit 3.4 to the Company's 1998 Annual Report on Form 10-K.

10.1        Coast Business Credit Loan and Security Agreement, dated April 23,
            1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on
            Form 10-K.

10.2        Amendment Number One dated September 30, 1998 to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.3        Amendment Number Two dated March 2, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998.

10.4        Amendment Number Three dated June 16, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998.

10.5        Amendment Number Four dated July 28, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the period ending September 30, 1999.

Number                                   Exhibit
------                                   -------
10.6        Letter Agreement Amendment dated October 1, 1999 to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.7 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998
            and August 31, 1999 by and between the Company and Orchard Capital
            Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's
            1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K. The August 31,1997 amendment is incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K. The
            August 31, 1998 amendment is incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K.

10.8 Richard S. Ressler Stock Purchase Letter, dated February 3, 1999, filed as Exhibit 10.4 to the Company's 1998 Annual Report on Form
            10-K.

10.9        Stock Option Agreement between Luke Brown and the Company dated
            November 2, 1999.

10.10       Stock Option Agreement between James Dolan and the Company dated
            November 2, 1999.

10.11 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999.

10.12 Stock Option Agreement between Sasun Musliyan and the Company dated August 2, 1999.


10.13 1996 Non-Employee Directors Stock Option Plan, filed as Exhibit 10.5 to the Company's 1998 Annual Report on Form 10-K.

10.14       MAI Systems Corporation Amended 1993 Stock Option Plan, filed as
            Exhibit 10.6 to the Company's 1998 Annual Report on Form 10-K.

10.15       Termination/Transition Agreement between Christian Rivadalla d/b/a
            Enterprise Hospitality Solutions and Enterprise Hospitality
            Solutions, Inc., and the Company dated August 2, 1999, filed as
            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.16       Exclusive Worldwide Software License Agreement between Christian
            Rivadalla d/b/a Enterprise Hospitality Solutions and Enterprise
            Hospitality Solutions, Inc., and the Company dated August 20, 1999.
            filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.17       Forebearance Agreement between MAI Systems Corporation and CPI
            Securities LP, The Value Realization Fund, L.P., The Canyon Value
            Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.18 Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999.

10.19 Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999.

10.20       Amendment Number Five dated April 13, 2000, to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998.

10.21 Stock option agreement between Sasun Musliyan and the Company dated January 20, 1999.

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1        Subsidiaries of MAI Systems Corporation

23.1        Consent of KPMG LLP

27.1        Financial Data Schedule Year Ended 1999