Form 10-Q
period 2000-03-31
MAI SYSTEMS CORP
filed 2000-05-15
CIK 760436

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 1-9158

                            ------------------------

                             MAI SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             DELAWARE                                            22-2554549
---------------------------------                           --------------------
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

As of May 5, 2000, 10,842,071 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                December 31,  March 31,
                                                                   1999         2000
                                                                ------------  ---------
                                                                 (dollars in thousands)


ASSETS

Current assets:
     Cash                                                       $   2,645     $   1,335
     Receivables, less allowance for doubtful accounts of
       $3,622 in 1999 and $3,201 in 2000                            7,189         6,117
     Inventories                                                      625           521
     Notes receivable, less deferred gain of $1,227                 2,700         2,700
     Prepaids and other assets                                        782           761
                                                                ---------     ---------
              Total current assets                                 13,941        11,434

Furniture, fixtures and equipment, net                              2,609         2,564
Intangibles, net                                                    7,974         7,356
Other assets                                                          106           127
                                                                ---------     ---------
              Total assets                                      $  24,630     $  21,481
                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Bridge Loan                                                $   1,450     $   1,100
     Current portion of long-term debt                                447           311
     Accounts payable                                              10,705         9,923
     Customer deposits                                              2,236         1,440
     Accrued liabilities                                            5,136         4,419
     Income taxes payable                                             575           523
     Unearned revenue                                               7,773         7,968
                                                                ---------     ---------
              Total current liabilities                            28,322        25,684

Line of credit                                                      2,892         3,275
Long-term debt                                                      5,270         5,294
Other liabilities                                                     715           718
                                                                ---------     ---------
              Total liabilities                                    37,199        34,971
                                                                ---------     ---------
Stockholders' deficiency:
  Preferred Stock, par value $0.01 per share;
    1,000,000 shares authorized, none issued
    and outstanding                                                    --            --
  Common Stock, par value $0.01 per share;
    authorized 24,000,000 shares; 10,906,658 shares
    issued and issuable at December 31, 1999
    and March 31, 2000                                                112           112
  Additional paid-in capital                                      220,567       220,567
  Accumulated other comprehensive income                              494           728
  Accumulated deficit                                            (233,742)     (234,897)
                                                                ---------     ---------
              Total stockholders' deficiency                      (12,569)      (13,490)
                                                                ---------     ---------
              Total liabilities and stockholders' deficiency    $  24,630     $  21,481
                                                                =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the Three Months
                                                                 Ended March 31,
                                                             ---------------------
                                                               1999         2000
                                                             --------     --------
                                                             (in thousands, except
                                                                per share data)
Revenue:

     Software, networks and professional services:
           Software sales                                    $  4,845     $  1,573
           Network and computer equipment                         875          645
           Professional services                                7,187        5,158
                                                             --------     --------
                                                               12,907        7,376

     Legacy revenue                                             3,177        1,596
                                                             --------     --------

                    Total revenue                              16,084        8,972

Direct costs                                                    7,016        4,795
                                                             --------     --------

                    Gross profit                                9,068        4,177

Selling, general and administrative expenses                    5,836        3,294
Research and development costs                                  1,202        1,043
Amortization of intangibles                                       610          655
Other operating (income) expense                                  (41)          37
                                                             --------     --------

                    Operating income (loss)                     1,461         (852)

Equity in net income (loss) of unconsolidated
  subsidiaries                                                     15           --
Interest income                                                    30           58
Interest expense                                                 (297)        (361)
                                                             --------     --------

                    Income (loss) before income taxes           1,209       (1,155)

Provision for income taxes                                         --           --
                                                             --------     --------
Net income (loss)                                            $  1,209     $ (1,155)
                                                             ========     ========
Income (loss) per share:
Basic income (loss) per share                                $   0.11     $  (0.11)
                                                             ========     ========
Diluted income (loss) per share                              $   0.11     $  (0.11)
                                                             ========     ========

Weighted average common shares used in
  determining income (loss) per share:

     Basic                                                     10,836       10,907
                                                             ========     ========
     Diluted                                                   10,925       10,907
                                                             ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
                                                                --------------------
                                                                 1999         2000
                                                                -------     --------
Net cash provided by (used in) operating activities             $   126     $(1,082)
                                                                -------     -------
Cash flows from investing activities:

         Capital expenditures                                        (4)       (156)
         Capitalized software costs                                (218)         --
                                                                -------     -------

Net cash used in investing activities                              (222)       (156)
                                                                -------     -------

Cash flows from financing activities:

         Net increase in line of credit                             339         383
         Proceeds from issuance of common stock, net                500          --
         Repayments of long-term debt                                --        (112)
         Repayments of Bridge Loan                                   --        (350)
         Proceeds from the exercise of stock options
           and warrants                                               9          --
                                                                -------     -------
Net cash provided by (used in) financing activities                 848         (79)
                                                                -------     -------
Effect of exchange rate changes on cash and cash
  equivalents                                                        (9)          7
                                                                -------     -------
Net change in cash and cash equivalents                             743      (1,310)
                                                                -------     -------
Cash and cash equivalents at beginning of period                  2,029       2,645
                                                                -------     -------
Cash and cash equivalents at end of period                      $ 2,772     $ 1,335
                                                                =======     =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation

              Notes to Condensed Consolidated Financial Statements
                        Three months ended March 31, 2000
                                  (Unaudited)

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

    Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is on file with the SEC.

2.  INVENTORIES

    Inventories are summarized as follows:


                                             December 31,          March 31,
                                                1999                 2000
                                             ------------          --------
                                                  (dollars in thousands)

        Finished goods                          $251                 $172
        Replacement parts                        374                  349
                                                ----                  ---
                                                $625                 $521
                                                ====                 ====

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

    Shares of common stock may be distributed by the Company to its former creditors. As of May 5, 2000, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

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

    In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of March 31, 2000, the final purchase price has not been determined.

    The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $12.26 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock. In April 1998, in accordance with the purchase agreement and related documents pursuant to which the Company acquired HIS in August 1996, the Company issued 246,453 additional shares of Common Stock valued at par. At March 31, 2000, the fair market value of the Company's Common Stock was $0.875 per share, which would result in approximately 6,656,000 additional shares being issued.

5.  BUSINESS DIVESTITURE

    On June 19, 1999, the Company sold its wholly owned subsidiary Gaming Systems International ("GSI") for an amount in excess of its book value. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively. Interest is paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note is guaranteed by a third party. Principal payments and interest, at prime plus 1%, commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

    Imputing interest at a rate of 10%, the present value of the $2,325,000 promissory note at the date of sale was $1,682,000 resulting in a combined carrying value of $4,282,000 for all three promissory notes. The Company is amortizing the imputed interest over the contractual life of the promissory notes using the interest method. The gain on sale of $1,227,000 has been deferred until collection of the proceeds representing the gain can be assured. The promissory notes are currently held for sale and the Company has executed a letter of intent with a third party to sell the notes at an amount approximately $355,000 less than the carrying value of such notes. Accordingly, the promissory notes have been written down to their estimated net realizable value of $2,700,000 and are classified as current in the accompanying consolidated balance sheets.

    Summarized below is historical financial information about GSI (in thousands):

                                               January 1, 1999 -
                                                 June 19, 1999
                                               -----------------
             Revenue                                $1,696
             Operating income                           80
             Total assets at period end              3,800


6.  LINE OF CREDIT, BRIDGE LOAN AND LONG-TERM DEBT

    On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan originally boar interest at prime plus 5% (prime plus 8% when default interest rates apply) and was payable interest only on a monthly basis with all accrued and unpaid principal and interest due on the earlier of June 30, 2000 or the date the Company receives a debt or equity infusion of at least $10,000,000. Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan are included in prepaids and other assets and are being amortized to interest expense over the term of the loan. Due to a temporary event of default on the Bridge Loan and the secured revolving credit facility and pursuant to a forbearance agreement with Coast, the Company began making weekly principal payments of $25,000 on the Bridge Loan commencing in September 1999. The unpaid balance of the Bridge Loan as of March 31,
    2000 was $1,100,000. During the default period, the Company also paid $40,000 in default fees to Coast in 1999 and $30,000 in 2000.

    In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bears interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2002. The facility was again amended on April 13, 2000. In accordance with the amendment, the Bridge Loan and the credit facility will bear interest at prime plus 4.5% and require $35,000 weekly principal payments on the Bridge Loan until it is paid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, Coast waived all existing defaults. Additionally, the Company will pay Coast a fee of $300,000. This fee will be paid by the Company in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The facility contains various restrictions and convenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of March 31, 2000.

    At December 31, 1999 and March 31, 2000, approximately $2,892,000 and $3,275,000, respectively, was available and drawn down under the credit facility.

    Loan origination fees of approximately $130,000 were incurred in connection with the line of credit, are classified in prepaids and other current assets and are being amortized to interest expense over the term of the facility.

    In March 1997 the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999, the Company failed to make the semi-annual interest payment due on that date in the amount of $288,750. Accrued interest on the subordinated notes payable is $452,000 as of March 31, 2000.

    The Company and Canyon subsequently entered into a forbearance agreement which provided that the Company pay Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement, which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to Coast.

    On April 13, 2000, the Company entered into an agreement with Canyon which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500 until the Coast Bridge Loan is paid in full. Upon repayment of the Bridge Loan, the Company will be required to pay Canyon weekly interest payments of $25,000 until all interest on the subordinated notes is paid in full. Thereafter, the Company will pay weekly interest payments of approximately $11,000.

7.  COMMON STOCK

    On February 3, 1999, the Company's Chairman purchased 201,106 shares of the Company's Common Stock valued at $500,000.

8.  INCOME (LOSS) PER SHARE OF COMMON STOCK

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

    Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3. As of March 31, 2000, 6,758,251 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for loss periods presented as their effect would be anti-dilutive.

    The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                                     For the Three Months
                                                        Ended March 31,
                                                   -----------------------
                                                     1999           2000
                                                   -------        --------
                                                    (dollars in thousands,
                                                    except per share data

    Numerator:

    Numerator for basic and diluted earnings
       (loss) per share - net (loss) income        $ 1,209        $ (1,155)
                                                   =======        ========

    Denominator:

    Denominator for basic earnings (loss) per
       share-weighted average number of
       common shares outstanding during
       the period                                   10,836          10,907

    Incremental common shares attributable
       to exercise of outstanding options               89              --
                                                   -------        --------
    Denominator for diluted earnings (loss)
       per share                                    10,925          10,907
                                                   =======        ========
    Basic earnings (loss) per share                $  0.11        $  (0.11)
                                                   =======        ========
    Diluted earnings (loss) per share              $  0.11        $  (0.11)
                                                   =======        ========

9.  ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

    In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the second quarter of 2000. Management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. Accordingly, there is uncertainty as to the ultimate impact to the Company in applying these bulletins.

10. LEGAL PROCEDDINGS

    Chapter 11 Bankruptcy Proceedings

    At March 31, 2000, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

    CSA Private Limited

    On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against the Company in the U.S. District Court for the Central District of California. CSA is a shareholder of the Company. At the time of the Company's purchase of Hotel Information Systems, Inc. ("HIS") in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company agreed to issue to CSA shares of the Company's common stock worth approximately $4.8 million (plus accrued interest until such time as the shares are issued and registered), and also granted CSA certain demand registration rights with respect to such stock. CSA subsequently requested registration of its shares and, in October, 1996, the Company filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering these shares. The SEC, however, required an auditor's consent to the use of the HIS financial statements in the S-3, which consent HIS's previous auditors were unwilling to provide. When this impediment to registration was removed in April, 1998, CSA again demanded registration of its shares. The Company has delayed registration based upon a provision in its agreements with CSA allowing the Company to defer such registration under certain circumstances provided that, during the period of such delay, an increased interest rate is applied in calculating the dollar value of shares of the Company's common stock to which CSA is ultimately entitled. In its lawsuit, CSA alleged that the Company's failure to register its shares had deprived it of its ability to realize approximately $5,000,000 from sale of the shares to which it is entitled and requested (a) money damages in an amount not less than $5,000,000, (b) injunctive relief directing the Company to register CSA's shares, and (c) specific performance of its agreements with the Company.

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

    On June 4, 1999, the court entered a stipulation and order of dismissal, dismissing the lawsuit with prejudice. The order was entered as part of a settlement, which requires the Company to take all necessary steps to register the CSA shares with the SEC by November 1999. Because the Company did not register the shares with the SEC, CSA initiated another lawsuit in December 1999 seeking (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) injunctive relief through court order to cause the Company to file a S-1 registration statement. The Company answered the complaint in March 2000 and intends to proceed as expeditiously as possible to file the required S-1 registration statement utilizing year-end information contained in its Annual Report on Form 10-K.

    Enterprise Hospitality Solutions, Inc.

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

    Wang Global Corporation

    On November 25, 1996 the Company executed outsource agreements with Wang Global Corporation ("Wang") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for the Company's Legacy customers. On July 26, 1999 Wang filed for arbitration in this matter involving alleged breach of contract for payments due for maintenance services provided by Wang. Wang claims that the amounts due from the Company exceed $3.7 million. Settlement of the dispute is currently being discussed. Absent a settlement, the arbitration will commence on June 7, 2000.

    Other Litigation

    The Company is also involved in various other legal proceedings that are incident to its business.

    Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

11. COMPREHENSIVE (LOSS) INCOME

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

                                                 For The Three Months
                                                    Ended March 31,
                                                ---------------------
                                                 1999           2000
                                                ------        -------
        Net (loss) income                       $1,209        $(1,155)

        Change in cumulative translation
          adjustments                               10            234
                                                ------        -------

        Comprehensive (loss) income             $1,219        $  (921)
                                                ======        =======

         Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, working capital improved from a working capital deficiency of $14,381,000 at December 31, 1999 to a working capital deficiency of $14,250,000. Excluding unearned revenue of $7,968,000, the Company's working capital deficiency at March 31, 2000 would be $6,282,000 or a ratio of current assets to current liabilities of 0.65 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 1999 was $6,608,000, with a current ratio of 0.68 to
1.0. Excluding unearned revenue, the decrease in the working capital deficiency of $326,000 was primarily attributable to decreases in the Coast Bridge Loan of $350,000, accounts payable of $782,000, deposits of $796,000 and accrued liabilities of $717,000 offset by decreases in cash of $1,310,000 and receivables of $1,072,000.

Cash was $1,335,000 at March 31, 2000, as compared to $2,645,000 at December 31, 1999. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At March 31, 2000, approximately $3,275,000 was available and drawn down under this facility. The facility expires on April 30, 2002.

Net cash used for investing activities for the three months ended March 31, 2000, totaled $156,000, which represented capital expenditures.

Net cash used by financing activities for the three months ended March 31, 2000 totaled $79,000, which is comprised of $112,000 and $350,000 in repayments of long-term debt and Bridge Loan, respectively, offset by a $383,000 increase in the secured revolving credit facility. The Company was temporarily in default on its revolving credit facility, Bridge Loan and subordinated debt. On April 13, 2000, the Company amended the respective loan agreements to waive all previous defaults and to require weekly principal payments of $35,000 on the Bridge Loan and weekly interest payments of $12,500 on the subordinated debt until the Bridge Loan is paid in full, then interest payments of $25,000 per week on the subordinated debt until all accrued and unpaid interest on the subordinated debt is paid in full, then $11,000 per week in interest on the subordinated debt thereafter. Additionally, the Company will be required to pay Coast a fee of $300,000.

Stockholders' deficiency increased from $12,569,000 at December 31, 1999 to $13,490,000 at March 31, 2000, primarily as a result of a net loss of $1,155,000 for the period. The Company has commitments in connection with lease commitments, which require payments of $1,405,000 in 2000.

Net cash used in operating activities for the three months ended March 31, 2000 totaled $1,082,000 and mainly related to the Company's net loss of $1,155,000, decreases in accounts payable and customer deposits of $1,578,000 and accrued liabilities of $717,000 offset by non-cash charges for depreciation and amortization of tangible and intangible assets, of $819,000, a decrease in receivables of $1,023,000, an increase in deferred revenue of $195,000 and a net loss from foreign currency of $227,000. The Company expects that it will generate cash from its operating activities in fiscal 2000.

Although the Company has a net stockholders' deficiency of $13,490,000 at March 31, 2000, the Company believes it will generate sufficient funds from operations and obtain additional financing, as needed, in 2000 to meet its operating and capital requirements. The Company's belief is based on the Company significantly reducing its cost structure through a restructuring effected in 1999 which included reductions in employee headcount and the use of outside consultants, the closure and reduction of certain facilities, and the renegotiation, termination or replacement of certain contracts with service providers. Additionally, the Company has a $17 million backlog as of March 31, 2000. The Company expects to generate positive cashflow during 2000 from shipping out products and services from this backlog as well as new orders. Also, the Company is currently holding its notes receivable for sale and has a letter of intent for the sale of the notes. If consummated, the amount expected to be realized upon the sale of these notes is approximately $2,700,000. The Company expects to sell these notes during 2000 and use the funds to reduce certain current obligations and other operational purposes.

Lastly, the Company has historically been successful in securing additional capital, when needed, to meet operating and capital requirements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

                                       Three Months Ended       Percentage   Three Months Ended      Percentage
                                         March 31, 1999         of Revenue     March 31, 2000        of Revenue
                                       ------------------       ----------   ------------------      ----------
Revenues:
    Hospitality                            $ 10,280                63.9%           $5,621               62.7%
    Process Manufacturing                     2,268                14.1%            1,460               16.3%
    Gaming                                      359                 2.2%               --                 --
    Legacy                                    3,177                19.8%            1,891               21.0%
Total revenue                                16,084               100.0%            8,972              100.0%
Gross profit                                  9,068                56.4%            4,177               46.6%
Selling, general and administrative
  expenses                                    5,836                36.2%            3,294               36.7%
Research and development costs                1,202                 7.5%            1,043               11.6%
Amortization of intangibles                     610                 3.8%              655                7.3%
Other operating (income) expense                (41)                0.2%               37                0.4%

The quarter-to-quarter decrease in overall revenue of 44.2% was due primarily to decreases in sales of hospitality enterprise solutions. Hospitality revenue decreased 45.3% from $10,280,000 in 1999 to $5,621,000 in 2000, largely due to decreased sales of software and professional services. Process manufacturing revenue decreased 35.6% from $2,268,000 in 1999 to $1,460,000 in 2000 due to product transition. Gaming revenue decreased $359,000 due to the sale of its gaming subsidiary in June 1999.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 40.5% quarter over quarter, largely due to the expected decrease in volume and customers replacing their legacy systems due to Year 2000 compliance.

Gross profit decreased to 46.6% in 2000 from 56.4% in 1999 due to decreased software sales which generate higher gross margins. Revenue on lower margin functions such as hardware, professional services and legacy also declined.

Selling, general and administrative expenses ("SG&A") decreased 43.6% from $5,836,000 in 1999 to $3,294,000 in 2000. The decrease is related to the implementation of several cost reduction measures, including the Company's restructuring effected in 1999.

Research and development costs decreased 13.2% over the comparable period in 1999. This is primarily as a result of a reduction in the use of contracted research and development in 2000.

The 7.3% increase in amortization of intangibles versus the comparable period of 1999 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

Other operating expense for the three months ended March 31, 2000 was principally from foreign exchange losses.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the second quarter of 2000. Management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. Accordingly, there is uncertainty as to the ultimate impact to the Company in applying these bulletins.

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

INTEREST RATE SENSITIVITY

Of the Company's $10.5 million principal amount of indebtedness at March 31, 2000, $4.4 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in a $44,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $6.1 million, $5.25 million bears interest at a fixed rate of 11% and $850,000 million bears fixed interest rates ranging from 6% to 17.5%.

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

FOREIGN CURRENCY RISK

The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


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

CSA Private Limited

CSA is an MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of our common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6,342,000 as of March 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA Private Limited ("CSA") filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. The number of shares which may be sold by CSA includes: (i) CSA's current ownership of 590,785 shares, and (ii) 10,764,000 additional shares, assuming a stock price of $0.563 per share, which MAI will issue to CSA in order for them to receive net proceeds of approximately $6,393,000 after deducting any discounts or commissions. MAI may be required under the settlement agreement to issue and register additional shares for sale by CSA, in order that they receive net proceeds in the amount called for by the settlement agreement. MAI has not yet filed the registration statement called for by the settlement agreement. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file the S-1 registration statement. MAI answered the complaint in March 2000 and intends to proceed as expeditiously as possible to file the required S-1 registration statement utilizing year-end information contained in its Annual Report on Form 10-K.

Enterprise Hospitality Solutions, Inc.

On November, 30, 1999, Enterprise Hospitality Solutions, Inc. ("EHS") and Christian Rivadella commenced an action against MAI in the United States District Court for the Central District of California, alleging that MAI had failed to pay certain royalties to EHS under the parties' exclusive license agreement. The Complaint asserts claims for breach of contract, unjust enrichment, accounting and unfair competition. The Complaint seeks damages, preliminary and permanent injunctive relief, imposition of a constructive trust, an order canceling MAI's exclusive right to license the software at issue under the parties' agreement, and the appointment of a receiver to conduct an audit. On February 1, 2000, MAI answered the Complaint by denying its material allegations and asserted a Counterclaim against the plaintiffs. The Counterclaim asserts claims for breach of the parties' exclusive license agreement, breach of the covenant of good faith and fair dealing, unfair business practices, interference with contractual relations and declaratory relief, and a declaration that MAI is not in breach of the parties' license agreement. No trial date has been set.

Wang Global Corporation

On November 25, 1996 the Company executed outsource agreements with Wang Global Corporation ("Wang") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for the Company's Legacy customers. On July 26, 1999 Wang filed for arbitration in this matter involving alleged breach of contract for payments due for maintenance services provided by Wang. Wang claims that the amounts due from the Company exceed $3.7 million. The Company's position is that no additional amounts are due to Wang. Settlement of the dispute is currently being discussed. Absent a settlement, the arbitration will commence on June 7, 2000.

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

The Company and Canyon subsequently entered into a forbearance agreement which provided that the Company pay Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to Coast.

On April 13, 2000, the Company entered into an agreement with Canyon which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500 until the Coast Bridge Loan is paid in full. Upon repayment of the Bridge Loan, the Company will be required to pay Canyon weekly interest payments of $25,000 until all interest on the subordinated notes is paid in full. Thereafter, the Company will pay weekly interest payments of approximately $11,000.

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

                                        MAI  SYSTEMS CORPORATION
                                        (Registrant)



Date: May 15, 2000                      /s/ James W. Dolan
                                        -----------------------
                                        James W. Dolan
                                        Chief Financial Officer
                                        (Chief Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX

                 EXHIBIT
                 NUMBER           DESCRIPTION
                 -------          -----------

                  27          Financial Data Schedule