Form 10-Q
period 2000-06-30
MAI SYSTEMS CORP
filed 2000-07-31
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

 Yes         No
 [X]        [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes     No
   [X]     [ ]

As of July 25, 2000, 10,842,071 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                 December 31,      June 30,
                                                                     1999            2000
                                                                  ---------       ---------
                                                                    (dollars in thousands)
ASSETS
Current assets:
     Cash                                                         $   2,645       $   1,097
     Receivables, less allowance for doubtful accounts
           of $3,622 in 1999 and $3,315 in 2000                       7,189           5,419
     Inventories                                                        625             465
     Notes receivable, less deferred gain of $1,227                   2,700           2,700
     Prepaids and other assets                                          782           1,194
                                                                  ---------       ---------

              Total current assets                                   13,941          10,875

Furniture, fixtures and equipment, net                                2,609           2,306
Intangibles, net                                                      7,974           6,676
Other assets                                                            106             118
                                                                  ---------       ---------

              Total assets                                        $  24,630       $  19,975
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Bridge Loan                                                  $   1,450       $     700
     Current portion of long-term debt                                  447             298
     Accounts payable                                                10,705           9,611
     Customer deposits                                                2,236           1,492
     Accrued liabilities                                              5,136           3,932
     Income taxes payable                                               575             422
     Unearned revenue                                                 7,773           7,654
                                                                  ---------       ---------

              Total current liabilities                              28,322          24,109

Line of credit                                                        2,892           2,939
Long-term debt                                                        5,270           5,263
Other liabilities                                                       715             730
                                                                  ---------       ---------

              Total liabilities                                      37,199          33,041
                                                                  ---------       ---------

Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share; 1,000,000
         shares authorized, none issued and outstanding                  --              --
     Common Stock, par value $0.01 per share; authorized
         24,000,000 shares; 10,906,658 shares issued and
         issuable at December 31, 1999 and June 30, 2000                112             112
     Additional paid-in capital                                     220,567         220,567
     Accumulated other comprehensive income                             494             884
     Accumulated deficit                                           (233,742)       (234,629)
                                                                  ---------       ---------

              Total stockholders' deficiency                        (12,569)        (13,066)
                                                                  ---------       ---------

              Total liabilities and stockholders' deficiency      $  24,630       $  19,975
                                                                  =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the Three Months Ended      For the Six Months Ended
                                                                    June 30,                     June 30,
                                                             1999           2000           1999          2000
                                                           --------       --------       --------       --------
                                                           (in thousands, except        (in thousands, except per
                                                               per share data)                 share data)
Revenue
     Software, networks and professional services:
           Software sales                                  $  3,448       $  1,791       $  8,293       $  3,364
           Network and computer equipment                     2,210            273          3,085            918
           Professional  services                             8,010          6,253         15,197         11,349
                                                           --------       --------       --------       --------
                                                             13,668          8,317         26,575         15,631

     Legacy revenue                                           2,617          1,600          5,794          3,258
                                                           --------       --------       --------       --------

                    Total revenue                            16,285          9,917         32,369         18,889

Direct costs                                                  7,212          4,578         14,228          9,373
                                                           --------       --------       --------       --------

                    Gross profit                              9,073          5,339         18,141          9,516

Selling, general and administrative expenses                  6,225          2,963         12,061          6,257
Research and development costs                                1,205          1,155          2,407          2,198
Amortization and impairment of intangibles                      599            642          1,209          1,297
Other operating (income) expense, net                           (69)            21           (110)            58
                                                           --------       --------       --------       --------

                    Operating income (loss)                   1,113            558          2,574           (294)

Equity in net income of unconsolidated subsidiaries              13             --             28             --
Interest income                                                  33             97             63            155
Interest expense                                               (353)          (387)          (650)          (748)
                                                           --------       --------       --------       --------

                    Income (loss) before income taxes           806            268          2,015           (887)
Provision for income taxes                                       --             --             --             --
                                                           --------       --------       --------       --------

Net income (loss)                                          $    806       $    268       $  2,015       $   (887)
                                                           ========       ========       ========       ========

Income (loss) per share:


Basic income (loss) per share                              $   0.07       $   0.02       $   0.18       $  (0.08)
                                                           ========       ========       ========       ========


Diluted income (loss) per share                            $   0.07       $   0.02       $   0.18       $  (0.08)
                                                           ========       ========       ========       ========

Weighted average common shares used in
  determining income (loss) per share:

     Basic                                                   10,907         10,907         10,871         10,907
                                                           ========       ========       ========       ========

     Diluted                                                 11,019         10,986         10,983         10,907
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

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                 For the Six Months Ended
                                                                          June 30,
                                                                  (in thousands, except
                                                                      per share data)
                                                                   1999          2000
                                                                  -------       -------
Net cash provided by (used in) operating activities               $   726       $  (553)
                                                                  -------       -------
Cash flows from investing activities:

         Capital expenditures                                        (751)         (172)
         Capitalized software costs                                  (468)           --
                                                                  -------       -------

Net cash used in investing activities                              (1,219)         (172)
                                                                  -------       -------

Cash flows from financing activities:

         Short-term borrowings, net                                    31            47
         Proceeds from issuance of common stock, net                  500            --
         Repayments of long-term debt                                  --          (156)
         Repayments of Bridge Loan                                     --          (750)
         Proceeds from the exercise of stock
           options and warrants                                         9            --
                                                                  -------       -------

Net cash provided by (used in) financing activities                   540          (859)
                                                                  -------       -------
Effect of exchange rate changes on cash and cash equivalents          (23)           36
                                                                  -------       -------
Net change in cash and cash equivalents                                24        (1,548)
                                                                  -------       -------

Cash and cash equivalents at beginning of period                    2,029         2,645
                                                                  -------       -------

Cash and cash equivalents at end of period                        $ 2,053       $ 1,097
                                                                  =======       =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                         Six Months ended June 30, 2000
                                  (Unaudited)

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

2.      INVENTORIES

        Inventories are summarized as follows:


                             December 31,         June 30,
                                1999               2000
                             ------------         -------
                                 (dollars in thousands)
Finished goods                  $251               $176
Replacement parts                374                289
                                ----               ----
                                $625               $465
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

        Shares of common stock may be distributed by the Company to its former creditors. As of July 25, 2000, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

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

        In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of June 30, 2000, the final purchase price has not been determined.

        The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $12.56 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock (see Note 10).

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

        Summarized below is historical financial information about GSI (in thousands):

                                                  January 1, 1999 -
                                                    June 19, 1999
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


        In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bears interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2002. The facility was again amended on April 13, 2000. In accordance with the amendment, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and require $35,000 weekly principal payments on the Bridge Loan until it is paid in full. As of June 30, 2000, the unpaid balance of the Bridge Loan was $700,000. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, Coast waived all existing defaults. Additionally, the Company will pay Coast a fee of $300,000. This fee will be paid by the Company in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of June 30, 2000.

        At December 31, 1999 and June 30, 2000, approximately $2,892,000 and $2,939,000, respectively, was available and drawn down under the credit facility.


        Loan restructuring fees of $300,000 were incurred in connection with the line of credit and Bridge Loan, are classified in prepaids and other current assets and are being amortized to interest expense over the term of the facility.

        In March 1997 the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999, the Company failed to make the semi-annual interest payment due on that date in the amount of $288,750. Accrued interest on the subordinated notes payable is $446,000 as of June 30, 2000.

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

        Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3. As of June 30, 2000, 6,758,251 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for loss periods presented as their effect would be anti-dilutive.

        The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:


                                                  For The Three Months Ended        For The Six Months Ended
                                                           June 30,                         June 30,
                                                    1999            2000              1999             2000
                                                  --------         --------         --------         --------
                                                  (in thousands, except per         (in thousands, except per
                                                         share data)                       share data)
Numerator:

Numerator for basic and diluted earnings
   (loss) per share - net (loss) income           $    806         $    269         $  2,015         $   (887)
                                                  ========         ========         ========         ========

Denominator:

Denominator for basic earnings (loss) per
   share-weighted average number of
   common shares outstanding during
   the period                                       10,907           10,907           10,871           10,907

Incremental common shares attributable
   to exercise of outstanding options                  112               79              112               --
                                                  --------         --------         --------         --------

Denominator for diluted earnings (loss)
   per share                                        11,019           10,986           10,983           10,907
                                                  ========         ========         ========         ========

Basic earnings (loss) per share                   $   0.07         $   0.02         $   0.18         $  (0.08)
                                                  ========         ========         ========         ========

Diluted earnings (loss) per share                 $   0.07         $   0.02         $   0.18         $  (0.08)
                                                  ========         ========         ========         ========


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

        In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the fourth quarter of 2000. Management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. Accordingly, there is uncertainty as to the ultimate impact to the Company in applying these bulletins.

10.     LEGAL PROCEEDINGS

        Chapter 11 Bankruptcy Proceedings

        At June 30, 2000, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

        CSA Private Limited ("CSA")

        CSA is a Company shareholder. On August 9, 1996, the Company acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of the Company's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company agreed to issue to CSA shares of our common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6,496,000 as of June 30, 2000, pursuant to the agreement. The Company also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but the Company delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 the Company agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. The number of shares which may be sold by CSA includes: (i) CSA's current ownership of 590,785 shares, and (ii) 8,851,000 additional shares, assuming a stock price of $0.688 per share, which the Company would issue to CSA in order for them to receive net proceeds of approximately $6,496,000 after deducting any discounts or commissions. The Company has not yet filed the registration statement called for by the settlement agreement. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million;
        (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause the Company to file the S-1 registration statement. On March 6, 2000, the Company answered the complaint. A trial date has been set for December 18, 2000. The Company is currently in discussions with CSA attempting to settle this matter.


        Enterprise Hospitality Solutions, Inc.

        On November, 30, 1999, Enterprise Hospitality Solutions, Inc. ("EHS") and Christian Rivadella commenced an action against the Company in the United States District Court for the Central District of California, alleging that the Company had failed to pay certain royalties to EHS under the parties' exclusive license agreement. The complaint asserted claims for breach of contract, unjust enrichment, accounting and unfair competition. The complaint sought damages, preliminary and permanent injunctive relief, imposition of a constructive trust, an order canceling the Company's exclusive right to license the software at issue under the parties' agreement, and the appointment of a receiver to conduct an audit. On February 1, 2000, the Company answered the complaint by denying its material allegations and asserted a Counterclaim against the plaintiffs. The Counterclaim asserted claims for breach of the parties exclusive license agreement, breach of the covenant of good faith and fair dealing, unfair business practices, interference with contractual relations and declaratory relief, and a declaration that the Company was not in breach of the parties' license agreement.

        Effective June 30, 2000, the parties entered into an agreement pursuant to which the Company acquired from EHS the exclusive worldwide marketing rights to certain Lodging Touch products and the royalty free use of the Lodging Touch name and trademark. As part of that agreement, all prior agreements between the Company and EHS were terminated. The parties executed mutual general releases, and the litigation was dismissed with prejudice.


        Wang Global Corporation

        On December 2, 1996 the Company executed outsource agreements with Olivetti North America, Inc. ("ONA") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for the Company's Legacy customers. On July 26, 1999, Wang Global Corporation ("Wang"), asserting that it was the parent of ONA, filed for arbitration in this matter, alleging breach of contract for payments due for maintenance services provided by Wang. Wang claims that the amounts due from the Company exceed $3.7 million.

        The Company filed a counterclaim for breach of contract and unfair business practices. The Company believes that to the extent any amounts are outstanding under the parties' agreement, the amount outstanding is significantly less than $3.7 million. Getronics Corporation answered the Counterclaim in the arbitration, asserting that it was the successor-in-interest to ONA and Wang.

        On June 9, 2000, the Company filed a compliant in California Superior Court against Getronics Corporation seeking to enjoin it from proceeding with the arbitration on the grounds that the Company had not agreed to arbitrate with Getronics Corporation (the "Court Action"). On June 22, 2000, the arbitration was stayed pending the resolution of the Court Action.

        Other Litigation

        The Company is also involved in various other legal proceedings that are incident to its business.

        Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

11.     COMPREHENSIVE (LOSS) INCOME

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has presented the information required by SFAS No. 130 as follows (in thousands):


                                   For The Three Months Ended       For The Six Months Ended
                                            June 30,                        June 30,
                                      1999             2000           1999              2000
                                    -------          -------         -------          -------
Net (loss) income                   $   806          $   268         $ 2,015          $  (887)

Change in cumulative
translation adjustments                (117)             156            (108)             390
                                    -------          -------         -------          -------

Comprehensive (loss) income         $   689          $   424         $ 1,907          $  (497)
                                    =======          =======         =======          =======


        Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, working capital improved from a working capital deficiency of $14,381,000 at December 31, 1999 to a working capital deficiency of $13,234,000. Excluding unearned revenue of $7,654,000, the Company's working capital deficiency at June 30, 2000 would be $5,580,000 or a ratio of current assets to current liabilities of 0.66 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 1999 was $6,608,000, with a current ratio of 0.68 to
1.0. Excluding unearned revenue, the decrease in the working capital deficiency of $1,028,000 was primarily attributable to decreases in the Coast Bridge Loan of $750,000, accounts payable of $1,094,000, deposits of $744,000 and accrued liabilities of $1,204,000 offset by decreases in cash of $1,548,000 and receivables of $1,770,000.

Cash was $1,097,000 at June 30, 2000, as compared to $2,645,000 at December 31, 1999. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At June 30, 2000, approximately $2,939,000 was available and drawn down under this facility. The facility expires on April 30, 2002.

Net cash used for investing activities for the six months ended June 30, 2000, totaled $172,000, which represented capital expenditures.

Net cash used by financing activities for the six months ended June 30, 2000 totaled $859,000, which is comprised of $156,000 and $750,000 in repayments of long-term debt and Bridge Loan, respectively, offset by a $47,000 increase in the secured revolving credit facility. The Company was temporarily in default on its revolving credit facility, Bridge Loan and subordinated debt. On April 13, 2000, the Company amended the respective loan agreements to waive all previous defaults and to require weekly principal payments of $35,000 on the Bridge Loan and weekly interest payments of $12,500 on the subordinated debt until the Bridge Loan is paid in full, then interest payments of $25,000 per week on the subordinated debt until all accrued and unpaid interest on the subordinated debt is paid in full, then $11,000 per week in interest on the subordinated debt thereafter. Additionally, the Company will be required to pay Coast a fee of $300,000.

Stockholders' deficiency increased from $12,569,000 at December 31, 1999 to $13,066,000 at June 30, 2000, as a result of a net loss for the period of $887,000 offset by an increase in accumulated comprehensive income of $390,000. The Company has commitments in connection with lease commitments, which require payments of $1,405,000 in 2000.

Net cash used in operating activities for the six months ended June 30, 2000 totaled $553,000 and mainly related to the Company's net loss of $887,000, decreases in accounts payable and customer deposits of $1,838,000, income taxes payable of $153,000 and accrued liabilities of $1,504,000 offset by non-cash charges for depreciation and amortization of tangible and intangible assets of $1,773,000, a provision for doubtful accounts receivable of $713,000, a decrease in receivables of $1,057,000, and a net loss from foreign currency of $354,000. The Company expects that it will generate cash from its operating activities cumulatively for fiscal 2000.

Although the Company has a net stockholders' deficiency of $13,066,000 at June 30, 2000, the Company believes it will generate sufficient funds from operations and obtain additional financing, as needed, in 2000 to meet its operating and capital requirements. The Company's belief is based on the Company significantly reducing its cost structure through a restructuring effected in 1999 which included reductions in employee headcount and the use of outside consultants, the closure and reduction of certain facilities, and the renegotiation, termination or replacement of certain contracts with service providers. Additionally, the Company has a $14.1 million backlog as of June 30, 2000. The Company expects to generate positive cashflow during 2000 from shipping out products and services from this backlog as well as new orders. Also, the Company is currently holding its notes receivable for sale and has a letter of intent for the sale of the notes. If consummated, the amount expected to be realized upon the sale of these notes is approximately $2,700,000. The Company expects to sell these notes during 2000 and use the funds to reduce certain current obligations and other operational purposes.

Lastly, the Company has historically been successful in securing additional capital, when needed, to meet operating and capital requirements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000

                                Three Months Ended    Percentage    Three Months Ended    Percentage
                                   June 30, 1999      of Revenue      June 30, 2000       of Revenue
                                -------------------   ----------    ------------------    -----------
                                  (in thousands)                       (in thousands)
Revenues:
    Hospitality                     $ 10,016              61.5%          $  7,032             70.9%
    Process Manufacturing              2,176              13.4%             1,073             10.8%
    Legacy                             2,617              16.1%             1,812             18.3%
    Gaming                             1,337               8.2%                --               --
    Other                                139               0.8%                --               --
Total revenue                         16,285             100.0%             9,917            100.0%
Gross profit                           9,073              55.7%             5,339             53.8%
Selling, general &
   administrative expenses             6,225              38.2%             2,963             29.9%
Research and development
   costs                               1,205               7.4%             1,155             11.6%
Amortization of intangibles              599               3.7%               642              6.5%
Other operating (income)                 (69)             (0.4%)               21              0.2%

The quarter-to-quarter decrease in overall revenue of 39.1% was due primarily to decreases in sales of hospitality enterprise solutions. Hospitality revenue decreased 29.8% from $10,016,000 in 1999 to $7,032,000 in 2000, largely due to decreased sales of software and professional services. Process manufacturing revenue decreased 50.7% from $2,176,000 in 1999 to $1,073,000 in 2000 due to product transition. Gaming revenue decreased $1,337,000 due to the sale of its gaming subsidiary in June 1999.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 30.8% quarter over quarter, largely due to the expected decrease in volume and customers replacing their legacy systems due to Year 2000 compliance.

Gross profit decreased to 53.8% in 2000 from 55.7% in 1999 due to decreased software sales which generate higher gross margins. Revenue on lower margin functions such as hardware, professional services and legacy also declined.

Selling, general and administrative expenses ("SG&A") decreased 52.4% from $6,225,000 in 1999 to $2,963,000 in 2000. The decrease is related to the implementation of several cost reduction measures, including the Company's restructuring effected in 1999.

Research and development costs decreased 4.1% over the comparable period in 1999. This is primarily as a result of a reduction in the use of contracted research and development in 2000.

The 7.2% increase in amortization of intangibles versus the comparable period of 1999 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 2000


                                        Six Months Ended       Percentage       Six Months Ended      Percentage
                                         June 30, 1999         of Revenue        June 30, 2000        of Revenue
                                        ----------------       ----------       ----------------      ----------
                                         (in thousands)                         (in thousands)
Revenues:
    Hospitality                             $ 20,296              62.7%             $ 12,654             67.0%
    Process Manufacturing                      4,444              13.7%                2,533             13.4%
    Legacy                                     5,794              17.9%                3,702             19.6%
    Gaming                                     1,696               5.2%                   --               --
    Other                                        139               0.5%                   --               --
Total revenue                                 32,369             100.0%               18,889            100.0%
Gross profit                                  18,141              56.0%                9,516             50.4%
Selling, general &
   administrative expenses                    12,061              37.3%                6,257             33.1%
Research and development
   costs                                       2,407               7.4%                2,198             11.6%
Amortization of intangibles                    1,209               3.7%                1,297              6.9%
Other operating (income) expense                (110)             (0.3%)                  58              0.3%

The year-to-year decrease in revenue of 41.6% for the six months ended June 30, 1999 over the comparable period was due primarily to decreases in sales of hospitality enterprise solutions. Hospitality revenue decreased 37.7% from $20,296,000 in 1999 to $12,654,000 in 2000, largely due to decreased software sales and professional services. Process Manufacturing revenue decreased 43.0% from $4,444,000 in 1999 to $2,533,000 in 2000 due to product transition. Gaming revenue decreased $1,696,000 due to the sale of its gaming subsidiary in June 2000.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 36.1% year over year, largely due to the expected decrease in volume and customers replacing their legacy systems due to Year 2000 compliance.

Gross profit decreased to 50.4% from 56.0% due to decreased software sales which generate higher gross margins. Revenue on lower margin functions such as hardware, professional services and legacy also declined.

Selling, general and administrative expenses ("SG&A") decreased 48.1% to $6,257,000. The decrease is related to the implementation of several cost reduction measures, including the Company's restructuring effected in 1999.

Research and development costs decreased 8.7% over the comparable period of 1999. This is primarily as a result of a reduction in the use of contracted research and development in 2000.

The 7.3% increase in amortization of intangibles versus the comparable period of 1999 is due to the increased amortization expense associated with capitalized software development costs of the Company's Process Manufacturing division.


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

In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the fourth quarter of 2000. Management is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC. Accordingly, there is uncertainty as to the ultimate impact to the Company in applying these bulletins.

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

        INTEREST RATE SENSITIVITY

        Of the Company's $9.7 million principal amount of indebtedness at June 30, 2000, $3.6 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in a $36,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $6.1 million, $5.25 million bears interest at a fixed rate of 11% and $850,000 million bears fixed interest rates ranging from 6% to 17.5%.

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

        FOREIGN CURRENCY RISK

        The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended June 30, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


        Chapter 11 Bankruptcy Proceedings

        At June 30, 1999, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.


        CSA Private Limited ("CSA")

        CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6,496,000 as of June 30, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. The number of shares which may be sold by CSA includes: (i) CSA's current ownership of 590,785 shares, and (ii) 8,851,000 additional shares, assuming a stock price of $0.688 per share, which MAI would issue to CSA in order for them to receive net proceeds of approximately $6,496,000 after deducting any discounts or commissions. MAI has not yet filed the registration statement called for by the settlement agreement. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and
        (c) and injunctive relief through court order to cause MAI to file the S-1 registration statement. On March 6, 2000, the Company answered the complaint. A trial date has been set for December 18, 2000. MAI is currently in discussions with CSA attempting to settle this matter.


        Enterprise Hospitality Solutions, Inc.

        On November, 30, 1999, Enterprise Hospitality Solutions, Inc. ("EHS") and Christian Rivadella commenced an action against MAI in the United States District Court for the Central District of California, alleging that MAI had failed to pay certain royalties to EHS under the parties' exclusive license agreement. The complaint asserted claims for breach of contract, unjust enrichment, accounting and unfair competition. The complaint sought damages, preliminary and permanent injunctive relief, imposition of a constructive trust, an order canceling MAI's exclusive right to license the software at issue under the parties' agreement, and the appointment of a receiver to conduct an audit. On February 1, 2000, MAI answered the complaint by denying its material allegations and asserted a Counterclaim against the plaintiffs. The Counterclaim asserted claims for breach of the parties exclusive license agreement, breach of the covenant of good faith and fair dealing, unfair business practices, interference with contractual relations and declaratory relief, and a declaration that MAI was not in breach of the parties' license agreement.

        Effective June 30, 2000, the parties entered into an agreement pursuant to which MAI acquired from EHS the exclusive worldwide marketing rights to certain Lodging Touch products and the royalty free use of the Lodging Touch name and trademark. As part of that agreement, all prior agreements between MAI and EHS were terminated. The parties executed mutual general releases, and the litigation was dismissed with prejudice.

        Wang Global Corporation

        On December 2, 1996 MAI executed outsource agreements with Olivetti North America, Inc. ("ONA") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for it's Legacy customers. On July 26, 1999, Wang Global Corporation ("Wang"), asserting that it was the parent of ONA, filed for arbitration in this matter, alleging breach of contract for payments due for maintenance services provided by Wang. Wang claims that the amounts due from MAI exceed $3.7 million.

        MAI filed a counterclaim for breach of contract and unfair business practices. MAI believes that to the extent any amounts are outstanding under the parties' agreement, the amount outstanding is significantly less than $3.7 million. Getronics Corporation answered the Counterclaim in the arbitration, asserting that it was the successor-in-interest to ONA and Wang.

        On June 9, 2000, MAI filed a compliant in California Superior Court against Getronics Corporation seeking to enjoin it from proceeding with the arbitration on the grounds that the Company had not agreed to arbitrate with Getronics Corporation (the "Court Action"). On June 22, 2000, the arbitration was stayed pending the resolution of the Court Action.

        Other Litigation

        The Company is also involved in various other legal proceedings that are incident to its business.

        Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)    None.

        (b)    None.

        (c)    None

        (d)    None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        In March 1997, the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtedness was reduced by $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999 the Company failed to make the semi-annual interest payment due on that date in the amount of $ 288,750.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)    Annual Meeting of Stockholders.

               The Company held its Annual Meeting of Stockholders on May 19, 2000 at the Hollywood Roosevelt Hotel, 7000 Hollywood Boulevard, Los Angeles, California.


        (b)    Elected Directors of Registrant.

               The following persons were elected to serve as directors of the Company.

                         Richard S. Ressler
                         Morton O. Schapiro
                         Zohar Loshitzer




        (c)    Items Voted Upon by Stockholders of the Registrant.

               The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):


-------------------------------------------------------------------------------------------
                                           VOTES
                                          AGAINST
  SUBJECT                 VOTES FOR     OR WITHHELD       ABSTENTIONS      BROKER NON-VOTES
-------------------------------------------------------------------------------------------
Election of
Directors:
                           8,611,424       116,790              0                 0
Zohar Loshitzer            8,611,397       116,817              0                 0
Richard S. Ressler         8,611,056       117,158              0                 0
Morton O. Schapiro
-------------------------------------------------------------------------------------------

Ratification of the        8,584,558        91,195         52,461                 0
Company's selection
of KPMG LLP to act
as the independent
auditors for the
Company.
-------------------------------------------------------------------------------------------


        (d)    None.


ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27     Financial Data Schedule.

               10.1   Warrant Agreement.

        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MAI SYSTEMS CORPORATION
                                       (Registrant)




Date: July 31, 2000                    /s/ James W. Dolan
                                       -----------------------------------------
                                       James W. Dolan
                                       Chief Financial Officer
                                       (Chief Financial and Accounting Officer)

                                 EXHIBIT INDEX


           Exhibit
             No.            Description

             27        Financial Data Schedule.

             10.1      Warrant Agreement.