Form 10-Q
period 2000-09-30
MAI SYSTEMS CORP
filed 2000-10-23
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of October 19, 2000, 10,842,071 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   December 31,    September 30,
                                                                                       1999            2000
                                                                                   ------------    -------------
                                                                                       (dollars in thousands)

ASSETS

Current assets:
     Cash                                                                           $   2,645        $     703
     Receivables, less allowance for doubtful accounts of $3,622 in 1999
           and $3,144 in 2000                                                           7,189            4,796
     Inventories                                                                          625              434
     Notes receivable, less deferred gain of $1,227                                     2,700            2,700
     Prepaids and other assets                                                            782            1,011
                                                                                    ---------        ---------

              Total current assets                                                     13,941            9,644

Furniture, fixtures and equipment, net                                                  2,609            2,173
Intangibles, net                                                                        7,974            6,028
Other assets                                                                              106              110
                                                                                    ---------        ---------

              Total assets                                                          $  24,630        $  17,955
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Bridge Loan                                                                    $   1,450        $     455
     Current portion of long-term debt                                                    447              215
     Accounts payable                                                                  10,705            7,381
     Customer deposits                                                                  2,236            1,469
     Accrued liabilities                                                                5,136            4,856
     Income taxes payable                                                                 575              384
     Unearned revenue                                                                   7,773            6,829
                                                                                    ---------        ---------

              Total current liabilities                                                28,322           21,589

Line of credit                                                                          2,892            2,687
Long-term debt                                                                          5,270            5,217
Other liabilities                                                                         715              749
                                                                                    ---------        ---------

              Total liabilities                                                        37,199           30,242
                                                                                    ---------        ---------

Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized,
         none issued and outstanding                                                       --               --
     Common Stock, par value $0.01 per share; authorized 24,000,000 shares;
         10,906,658 shares issued and issuable at December 31, 1999                       112              112
         and September 30, 2000
     Additional paid-in capital                                                       220,567          220,567
     Accumulated other comprehensive income                                               494              534
     Accumulated deficit                                                             (233,742)        (233,500)
                                                                                    ---------        ---------

              Total stockholders' deficiency                                          (12,569)         (12,287)
                                                                                    ---------        ---------


              Total liabilities and stockholders' deficiency                        $  24,630        $  17,955
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

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Three Months    For the Nine Months
                                                            Ended                   Ended
                                                        September 30,            September 30,
                                                     --------------------    --------------------
                                                       1999        2000        1999        2000
                                                     --------    --------    --------    --------
                                                    (in thousands, except    (in thousands, except
                                                       per share data)          per share data)

Revenue
     Software, networks and professional services:
           Software sales                            $  1,740    $  2,503    $ 10,033    $  5,867
           Network and computer equipment                 608         435       3,693       1,353
           Professional  services                       6,669       5,708      21,866      17,057
                                                     --------    --------    --------    --------
                                                        9,017       8,646      35,592      24,277

     Legacy revenue                                     2,398       1,148       8,192       4,406
                                                     --------    --------    --------    --------

                    Total revenue                      11,415       9,794      43,784      28,683

Direct costs                                            8,875       4,260      23,103      13,633
                                                     --------    --------    --------    --------

                    Gross profit                        2,540       5,534      20,681      15,050

Selling, general and administrative expenses            6,765       2,500      18,826       8,757
Research and development costs                          1,712         906       4,119       3,104
Amortization and impairment of intangibles                529         649       1,738       1,946
Other operating (income) expense, net                      13          53         (97)        111
                                                     --------    --------    --------    --------

                    Operating income (loss)            (6,479)      1,426      (3,905)      1,132

Equity in net losses of unconsolidated
  subsidiaries                                            (56)         --         (28)         --
Write-off of deferred financing costs                    (574)         --        (574)         --
Interest income                                            87         118         150         273
Interest expense                                         (434)       (377)     (1,084)     (1,125)
                                                     --------    --------    --------    --------

                    Income (loss) before income
                      taxes                            (7,456)      1,167      (5,441)        280

Provision for income taxes                                 --          38          --          38
                                                     --------    --------    --------    --------

Net income (loss)                                      (7,456)   $  1,129    $ (5,441)   $    242
                                                     ========    ========    ========    ========

Income (loss) per share:


Basic income (loss) per share                        $  (0.68)   $   0.10    $  (0.50)   $   0.02
                                                     ========    ========    ========    ========


Diluted income (loss) per share                      $  (0.68)   $   0.10    $  (0.50)   $   0.02
                                                     ========    ========    ========    ========

Weighted average common shares used in
  determining income (loss) per share:

     Basic                                             10,907      10,907      10,883      10,907
                                                     ========    ========    ========    ========

     Diluted                                           10,907      10,907      10,883      10,907
                                                     ========    ========    ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the Nine Months Ended
                                                              September 30,
                                                        (in thousands, except per
                                                               share data)
                                                        -------------------------
                                                            1999       2000
                                                           -------    -------

Net cash provided by (used in) operating activities        $ 1,776    $  (293)
                                                           -------    -------

Cash flows from investing activities:

         Capital expenditures                               (1,296)      (216)
         Capitalized software costs                         (1,345)        --
                                                           -------    -------

Net cash used in investing activities                       (2,641)      (216)
                                                           -------    -------

Cash flows from financing activities:

         Short-term borrowings, net                            291       (205)
         Proceeds from issuance of common stock, net           500         --
         Repayments of long-term debt                         (185)      (285)
         Proceeds from Bridge Loan                           2,000         --
         Repayments of Bridge Loan                            (250)      (995)
         Proceeds from the exercise of stock options and
           warrants                                              9         --
                                                           -------    -------


Net cash provided by (used in) financing activities          2,365     (1,485)
                                                           -------    -------

Effect of exchange rate changes on cash and cash
  equivalents                                                 (287)        52
                                                           -------    -------

Net change in cash and cash equivalents                      1,213     (1,942)
                                                           -------    -------

Cash and cash equivalents at beginning of period             2,029      2,645
                                                           -------    -------

Cash and cash equivalents at end of period                 $ 3,242    $   703
                                                           =======    =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                      Nine Months ended September 30, 2000
                                  (Unaudited)

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

2.       INVENTORIES

         Inventories are summarized as follows:

                                            December 31,        September 30,
                                                1999                2000
                                            ------------        -------------
                                                 (dollars in thousands)

               Finished goods                   $251                $182
               Replacement parts                 374                 252
                                                ----                ----
                                                $625                $434
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

         Shares of common stock may be distributed by the Company to its former creditors. As of October 19, 2000, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding. The Company estimates that approximately 6,820,338 shares will have been issued to creditors at completion of the Plan.

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

         In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced $931,000 and approximately 100,650 price protected shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at approximately $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of September 30, 2000, the final purchase price has not been determined.

         The Company will, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share (subject to increase in such amount to approximately $12.87 per share). This adjustment applies to a maximum of 590,785 shares of Common Stock (see Note 10).

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


6.       LINE OF CREDIT, BRIDGE LOAN AND LONG-TERM DEBT

         On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply) and was payable interest only on a monthly basis with all accrued and unpaid principal and interest due on the earlier of June 30, 2000 or the date the Company receives a debt or equity infusion of at least $10,000,000. The initial term of the Bridge Loan has been extended as described below. Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan are included in prepaids and other assets and are being amortized to interest expense over the term of the loan. Due to a temporary event of default on the Bridge Loan and the secured revolving credit facility and pursuant to a forbearance agreement with Coast, the Company began making weekly principal payments of $25,000 on the Bridge Loan commencing in September 1999. During the default period, the Company also paid $40,000 in default fees to Coast in 1999 and $30,000 in 2000.

         In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and

         Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bears interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2002. The facility was again amended on April 13, 2000. In accordance with the amendment, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and require $35,000 weekly principal payments on the Bridge Loan until it is paid in full. As of September 30, 2000, the unpaid balance of the Bridge Loan was $455,000. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Company is currently in discussions with Coast to restructure both the Bridge Loan and the credit facility. The facility contains various restrictions and convenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of September 30, 2000.

         At December 31, 1999 and September 30, 2000, approximately $2,892,000 and $2,687,000, respectively, was available and drawn down under the credit facility.

         Loan restructuring fees of $300,000 were incurred in connection with the line of credit and Bridge Loan, are classified in prepaids and other current assets and are being amortized to interest expense over the term of the facility.

         In March 1997 the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999, the Company failed to make the semi-annual interest payment due on that date in the amount of $288,750. Accrued interest on the subordinated notes payable is $478,000 as of September 30, 2000.

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

         Basic and diluted loss per share is computed using shares of common stock issued to date and expected to be issued in accordance with the Plan of Reorganization ("Common Stock") as discussed in Note 3. As of September 30, 2000, 6,758,251 shares had been issued pursuant to the Plan of Reorganization. All outstanding options and warrants have been excluded from diluted loss per share for loss periods presented as their effect would be anti-dilutive.

         The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                                 For The Three Months Ended         For The Nine Months Ended
                                                        September 30,                      September 30,
                                                ---------------------------        --------------------------
                                                   1999              2000             1999              2000
                                                ----------         --------        ----------         -------
                                                 (in thousands, except per         (in thousands, except per
                                                        share data)                        share data)
Numerator:

Numerator for basic and diluted earnings
   (loss) per share - net (loss) income         $   (7,456)        $  1,129        $   (5,441)        $   242
                                                ==========         ========        ==========         =======

Denominator:

Denominator for basic earnings (loss) per
   Share-weighted average number of
   Common shares outstanding during
   The period                                       10,907           10,907            10,883          10,907

Incremental common shares attributable
   To exercise of outstanding options                   --               --                --              --
                                                ----------         --------        ----------         -------

Denominator for diluted earnings (loss)
   Per share                                        10,907           10,907            10,883          10,907
                                                ==========         ========        ==========         =======

Basic earnings (loss) per share                 $    (0.68)        $   0.10        $    (0.50)        $  0.02
                                                ==========         ========        ==========         =======

Diluted earnings (loss) per share               $    (0.68)        $   0.10        $    (0.50)        $  0.02
                                                ==========         ========        ==========         =======


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

         In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the fourth quarter of 2000. Management is in the process of analyzing the implications of these bulletins and FAQ and is anticipating that further implementation guidance will be forthcoming from the SEC. Accordingly, there is uncertainty as to the ultimate impact to the Company in applying these bulletins.

10.      LEGAL PROCEEDINGS

         Chapter 11 Bankruptcy Proceedings

         At September 30, 2000, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

         CSA Private Limited ("CSA")

         CSA is a Company shareholder. On August 9, 1996, the Company acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of the Company's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, the Company agreed to issue to CSA shares of our common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6,657,000 as of September 30, 2000, pursuant to the agreement. The Company also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but the Company delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 the Company agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. The number of shares which may be sold by CSA includes: (i) CSA's current ownership of 590,785 shares, and (ii) 17,162,000 additional shares, assuming a stock price of $0.375 per share, which the Company would issue to CSA in order for them to receive net proceeds of approximately $6,657,000 after deducting any discounts or commissions. The Company has not yet filed the registration statement called for by the settlement agreement. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) injunctive relief through court order to cause the Company to file the S-1 registration statement. On March 6, 2000, the Company answered the complaint. A trial date has been set for December 18, 2000. The Company is currently in discussions with CSA attempting to settle this matter.

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

         Effective June 30, 2000, the parties entered into an agreement pursuant to which the Company acquired from EHS the exclusive worldwide marketing rights to the Lodging Touch products and the royalty free use of the Lodging Touch name and trademark. As part of that agreement, all prior agreements between the Company and EHS were terminated. The parties executed mutual general releases, and the litigation was dismissed with prejudice.

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

         The Company filed a counterclaim for breach of contract and unfair business practices. The Company believes that to the extent any amounts are outstanding under the parties' agreement, the amount outstanding is significantly less than $3.7 million. Getronics Corporation ("Getronics") answered the Counterclaim in the arbitration, asserting that it was the successor-in-interest to ONA and Wang.

         On June 9, 2000, the Company filed a compliant in California Superior Court against Getronics seeking to enjoin it from proceeding with the arbitration on the grounds that the Company had not agreed to arbitrate with Getronics (the "Court Action"). On June 22, 2000, the arbitration was stayed pending the resolution of the Court Action.

         In September, the parties settled all of their disputes. Pursuant to that settlement,the parties dismissed the arbitration proceeding and terminated their outsourcing agreements. MAI agreed to pay Getronics a total of $1,124,000 payable as follows: (a) $134,000 on or before September 15, 2000, which has been paid; (b) $150,000 on or before June 30, 2001; and (c) $35,000 on the first day of each month from October 2000 through September 2002. Additionally, (a) MAI executed a security agreement in Getronics's favor in the amount of $2,000,000 on all of MAI's assets; (b) the parties mutually released all claims against each other, other than as stated in the Stipulation; and (c) Getronics agreed to provide services through September 15, 2000 at which time MAI assumed the responsibility of servicing its customers under hardware support service agreements.

         Other Litigation

         The Company is also involved in various other legal proceedings that are incidental to its business.

         Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

11.      COMPREHENSIVE (LOSS) INCOME

         Net (loss) income reconciles to comprehensive (loss) income as follows:

                                               For The Three Months Ended     For The Nine Months Ended
                                                      September 30,                   September 30,
                                               --------------------------     -------------------------
                                                  1999            2000            1999         2000
                                                 -------         -------         -------         ----

         Net (loss) income                       $(7,456)        $ 1,129         $(5,441)        $242

         Change in cumulative translation
         adjustments                                (179)           (194)           (287)          40
                                                 -------         -------         -------         ----


         Comprehensive (loss) income             $(7,653)        $   935         $(5,278)        $282
                                                 =======         =======         =======         ====


         Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, working capital improved from a working capital deficiency of $14,381,000 at December 31, 1999 to a working capital deficiency of $11,945.000. Excluding unearned revenue of $6,829,000, the Company's working capital deficiency at September 30, 2000 would be $5,116,000 or a ratio of current assets to current liabilities of 0.65 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 1999 was $6,608,000, with a current ratio of 0.68 to 1.0. Excluding unearned revenue, the decrease in the working capital deficiency of $1,492,000 was primarily attributable to an increase in prepaids and other current assets of $229,000 and decreases in the Coast Bridge Loan of $995,000, accounts payable of $3,324,000, deposits of $767,000 and accrued liabilities of $280,000 offset by decreases in cash of $1,942,000 and receivables of $2,393,000.

Cash was $703,000 at September 30, 2000, as compared to $2,645,000 at December 31, 1999. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At September 30, 2000, approximately $2,687,000 was available and drawn down under this facility. The facility expires on April 30, 2002.

Net cash used for investing activities for the nine months ended September 30, 2000, totaled $216,000, which represented capital expenditures.

Net cash used by financing activities for the nine months ended September 30, 2000 totaled $1,485,000, which is comprised of $285,000, $205,000 and $995,000 in repayments of long-term debt, secured credit facility and Bridge Loan, respectively. The Company was temporarily in default on its revolving credit facility, Bridge Loan and subordinated debt. On April 13, 2000, the Company amended the respective loan agreements to waive all previous defaults and to require weekly principal payments of $35,000 on the Bridge Loan and weekly interest payments of $12,500 on the subordinated debt until the Bridge Loan is paid in full, then interest payments of $25,000 per week on the subordinated debt until all accrued and unpaid interest on the subordinated debt is paid in full, then $11,000 per week in interest on the subordinated debt thereafter. The facility contains various restrictions and convenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of September 30, 2000. Additionally, the Company will be required to pay Coast a fee of $300,000. The Company is currently in discussions with Coast Business Credit to restructure the Bridge Loan together with the secured revolving credit facility.

Stockholders' deficiency decreased from $12,569,000 at December 31, 1999 to $12,287,000 at September 30, 2000, as a result of a net income for the period of $242,000 and by an increase in accumulated comprehensive income of $40,000. The Company has commitments in connection with lease commitments, which require payments of approximately $1.6 million through 2001.

Net cash used in operating activities for the nine months ended September 30, 2000 totaled $293,000 and mainly related to the decreases in accounts payable and customer deposits of $4,091,000, income taxes payable of $191,000, accrued liabilities of $580,000 and unearned revenue of $944,000 offset by non-cash charges for depreciation and amortization of tangible and intangible assets of $2,598,000, provision for doubtful accounts receivable of $770,000, a decrease in receivables of $1,623,000 and inventories of $191,000. The Company expects that it will generate cash from its operating activities for the 12 month ending September 30, 2001.

Although the Company has a net stockholders' deficiency of $12,287,000 at September 30, 2000, the Company believes it will generate sufficient funds from operations and obtain additional financing, as needed, in 2000 and 2001 to meet its operating and capital requirements. The Company's belief is based on the Company significantly reducing its cost structure through a restructuring effected in 1999 which included reductions in employee headcount and the use of outside consultants, the closure and reduction of certain facilities, and the renegotiation, termination or replacement of certain contracts with service providers. Additionally, the Company has a $12.7 million backlog as of September 30, 2000. The Company expects to generate positive cashflow during 2000 and 2001 from shipping out products and services from this backlog as well as new orders. Also, the Company is currently holding its notes receivable for sale and has a letter of intent for the sale of the notes. If consummated, the amount expected to be realized upon the sale of these notes is approximately $2,700,000. The Company expects to sell these notes within the next six months and use the funds to reduce certain current obligations and other operational purposes.

Lastly, the Company has historically been successful in securing additional capital, when needed, to meet operating and capital requirements.

                              RESULTS OF OPERATIONS

                     Three Months Ended September 30, 1999
                Compared to Three Months Ended September 30, 2000

                              Three Months Ended   Percentage   Three Months Ended   Percentage
                              September 30, 1999   of Revenue   September 30, 2000   of Revenue
                              ------------------   ----------   ------------------   ----------
                                (in thousands)                    (in thousands)
Revenues:
    Hospitality                    $ 6,985            61.2%          $7,750             79.1%
    Process Manufacturing            1,898            16.6%             849              8.7%
    Legacy                           2,398            21.0%           1,195             12.2%
    Other                              134             1.2%              --               --
Total revenue                       11,415           100.0%           9,794            100.0%
Gross profit                         2,540            22.3%           5,534             56.5%
Selling, general &
   administrative expenses           6,765            59.3%           2,500             25.5%
Research and development
   costs                             1,712            15.0%             906              9.3%
Amortization of intangibles            529             4.6%             649              6.6%
Other operating (expense)               13             0.1%              53              0.5%


The quarter-to-quarter decrease in overall revenue of 14.2% was primarily due to decreases in sales of process manufacturing solutions and Legacy, offset by an increase in sales of hospitality enterprise solutions. Hospitality revenue increased 11.0% from $6,985,000 in 1999 to $7,750,000 in 2000, largely due to increased sales of software and professional services. Process manufacturing revenue decreased 55.3% from $1,898,000 in 1999 to $849,000 in 2000 due to product transition.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 50.2% quarter over quarter, largely due to the expected decrease in volume and customers replacing their legacy systems due to Year 2000 compliance.

Gross profit increased to 56.5% in 2000 from 22.3% in 1999 primarily due to delays in certain shipments and installations of its Lodging Touch product during 1999 combined with higher levels of fixed costs in 1999 associated with professional services and support which was expected to be absorbed by an increased hospitality revenue stream.

Selling, general and administrative expenses ("SG&A") decreased 63.1% from $6,765,000 in 1999 to $2,500,000 in 2000. The decrease is related to the implementation of several cost reduction measures, including the Company's restructuring effected in the fourth quarter of 1999.

Research and development costs decreased 47.1% over the comparable period in 1999. This is primarily as a result of a reduction in the use of contracted research and development in 2000.

The 22.7% increase in amortization of intangibles versus the comparable period of 1999 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

Included in non-operating costs for the three months ended September 30, 1999 is the write off of approximately $574,000 of financing costs previously capitalized in 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 2000

                                      Nine Months Ended      Percentage      Nine Months Ended     Percentage
                                      September 30, 1999     of Revenue      September 30, 2000    of Revenue
                                      ------------------     ----------      ------------------    ----------
                                        (in thousands)                         (in thousands)

Revenues:
    Hospitality                           $ 27,281              62.3%             $20,403             71.1%
    Process Manufacturing                    6,342              14.5%               3,382             11.8%
    Legacy                                   8,192              18.7%               4,898             17.1%
    Gaming                                   1,696               3.9%                  --             --
    Other                                      273               0.6%                  --             --
Total revenue                               43,784             100.0%              28,683            100.0%
Gross profit                                20,681              47.2%              15,050             52.5%
Selling, general &
   Administrative expenses                  18,826              43.0%               8,757             30.5%
Research and development
   Costs                                     4,119               9.4%               3,104             10.8%
Amortization of intangibles                  1,738               4.0%               1,946              6.8%
Other operating (income) expense               (97)             (0.1%)                111              0.4%

The year-to-year decrease in revenue of 34.5% for the nine months ended September 30, 2000 over the comparable period was primarily due to decreases in sales of hospitality enterprise solutions. Hospitality revenue decreased 25.2% from $27,281,000 in 1999 to $20,403,000 in 2000, largely due to decreased software sales and professional services. Process Manufacturing revenue decreased 46.7% from $6,342,000 in 1999 to $3,382,000 in 2000 due to product transition. Gaming revenue decreased $1,696,000 due to the sale of its gaming subsidiary in June 1999.

Consistent with the Company's strategy to focus on providing software and services to its vertical markets, the Company's legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 40.2% year over year, largely due to the expected decrease in volume and customers replacing their legacy systems due to Year 2000 compliance.

Gross profit increased to 52.5% from 47.2% primarily due to the implementation of several cost reduction measures including the Company's restructuring effected in the fourth quarter of 1999.

Selling, general and administrative expenses ("SG&A") decreased 53.5% to $8,757,000. The decrease is related to the implementation of several cost reduction measures, including the Company's restructuring effected in the fourth quarter of 1999.

Research and development costs decreased 24.6% over the comparable period of 1999. This is primarily as a result of a reduction in the use of contracted research and development in 2000.

The 12.0% increase in amortization of intangibles versus the comparable period of 1999 is due to the increased amortization expense associated with capitalized software development costs of the Company's Process Manufacturing division.

Included in non-operating costs for the nine months ended September 30, 1999 is the write off of approximately $574,000 of financing costs previously capitalized in 1998.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements are effective for the Company commencing with the fourth quarter of 2000. Management is in the process of analyzing the implications of these bulletins and FAQ and is anticipating that further implementation guidance will be forthcoming from the SEC. Accordingly, there is uncertainty as to the ultimate impact to the Company in applying these bulletins.

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

AMERICAN STOCK EXCHANGE MARKET LISTING

The Company has been notified by The American Stock Exchange that it no longer complies with the requirements for continued listing and has requested a hearing with the Company to review such requirements. The American Stock Exchange could render a decision to delist the Company in the near future and the Company is cooperating with The American Stock Exchange in its decision making process. The Company has requested to remain listed on The American Stock Exchange market. The Company cannot provide any assurance that its request to remaing listed on The American Stock Exchange market will be successful and, if successful, that the Company will not be delisted at some later time. In the event of a delisting, the Company will attempt to have its Common Stock listed on the Nasdaq SmallCap Market or the over-the-counter electronic bulletin board sponsored by Nasdaq. In such event, investors may find it more difficult to trade in the Company's Common Stock or to obtain accurate, current information concerning market prices.

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

         INTEREST RATE SENSITIVITY

         Of the Company's $9.0 million principal amount of indebtedness at September 30, 2000, $3.1 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in a $31,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $5.9 million, $5.25 million bears interest at a fixed rate of 11% and $614,000 bears fixed interest rates ranging from 6% to 17.5%.

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

         FOREIGN CURRENCY RISK

         The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Chapter 11 Bankruptcy Proceedings

         At September 30, 2000, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

         CSA Private Limited ("CSA")

         CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6,657,000 as of September 30, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. The number of shares which may be sold by CSA includes: (i) CSA's current ownership of 590,785 shares, and (ii) 17,162,000 additional shares, assuming a stock price of $0.0.375 per share, which MAI would issue to CSA in order for them to receive net proceeds of approximately $6,657,000 after deducting any discounts or commissions. MAI has not yet filed the registration statement called for by the settlement agreement. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file the S-1 registration statement. On March 6, 2000, the Company answered the complaint. A trial date has been set for December 18, 2000. MAI is currently in discussions with CSA attempting to settle this matter.

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

         Effective June 30, 2000, the parties entered into an agreement pursuant to which MAI acquired from EHS the exclusive worldwide marketing rights to the Lodging Touch products and the royalty free use of the Lodging Touch name and trademark. As part of that agreement, all prior agreements between MAI and EHS were terminated. The parties executed mutual general releases, and the litigation was dismissed with prejudice.

         Wang Global Corporation

         On December 2, 1996 MAI executed outsource agreements with Olivetti North America, Inc. ("ONA") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for the it's Legacy customers. On July 26, 1999, Wang Global Corporation ("Wang"), asserting that it was the parent of ONA, filed for arbitration in this matter, alleging breach of contract for payments due for maintenance services provided by Wang. Wang claims that the amounts due from MAI exceed $3.7 million.

         MAI filed a counterclaim for breach of contract and unfair business practices. MAI believed that to the extent any amounts are outstanding under the parties' agreement, the amount outstanding is significantly less than $3.7 million. Getronics Corporation answered the Counterclaim in the arbitration, asserting that it was the successor-in-interest to ONA and Wang.

         On June 9, 2000, MAI filed a compliant in California Superior Court against Getronics Corporation ("Getronics") seeking to enjoin it from proceeding with the arbitration on the grounds that the Company had not agreed to arbitrate with Getronics (the "Court Action"). On June 22, 2000, the arbitration was stayed pending the resolution of the Court Action.

         In September, the parties settled all of their disputes. Pursuant to that settlement,the parties dismissed the arbitration proceeding and terminated their outsourcing agreements. MAI agreed to pay Getronics a total of $1,124,000 payable as follows: (a) $134,000 on or before September 15, 2000, which has been paid; (b) $150,000 on or before June 30, 2001; and (c) $35,000 on the first day of each month from October 2000 through September 2002. Additionally, (a) MAI executed a security agreement in Getronics's favor in the amount of $2,000,000 on all of MAI's assets; (b) the parties mutually released all claims against each other, other than as stated in the Stipulation; and (c) Getronics agreed to provide services through September 15, 2000 at which time MAI assumed the responsibility of servicing its customers under hardware support service agreements.

         Other Litigation

         The Company is also involved in various other legal proceedings that are incidental to its business.

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

         (a)      None

         (b)      None

         (c)      None

         (d)      None


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

         10.1 Settlement Agreement and Mutual Release and Purchase Agreement dated June 30, 2000 between MAI Systems Corporation and Enterprise Hospitality Solutions, Inc.

         10.2 Settlement Agreement dated September 2000 by and between GetronicsWang Co. LLC, Olsy North America, Inc. and MAI Systems Corporation.

         10.3 Security Agreement dated September 2000 between GetronicsWang Co. LLC and MAI Systems Corporation

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAI SYSTEMS CORPORATION
                                       (Registrant)




Date: October 20, 2000                 /s/ James W. Dolan
                                       -----------------------------------------
                                       James W. Dolan
                                       Chief Financial Officer
                                       (Chief Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

 10.1    Settlement Agreement and Mutual Release and Purchase Agreement dated
         June 30, 2000 between MAI Systems Corporation and Enterprise
         Hospitality Solutions, Inc.

 10.2    Settlement Agreement dated September 2000 by and between GetronicsWang
         Co. LLC, Olsy North America, Inc. and MAI Systems Corporation.

 10.3 Security Agreement dated September 2000 between GetronicsWang Co. LLC and MAI Systems Corporation

 27.     Financial Data Schedule.
