Form 10-K405
period 2000-12-31
MAI SYSTEMS CORP
filed 2001-03-22
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 1-9158
                   -------------------------------------------

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

                   -------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock $0.01 par value per share
                   -------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The registrant's Certificate of Incorporation authorizes the issuance of 24,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock were previously distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At March 20, 2001, the number of issued and outstanding shares of the Company's Common Stock was 13,656,085 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $3,847,176. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's 1993 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 2000 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be in 2001 are incorporated herein by reference into Part III.


================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

We provide total information technology solutions primarily to the hospitality, resort and destination industry and to mid-sized process manufacturers. The solutions provided by us typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally our proprietary software, or software which is licensed to us on an exclusive or non-exclusive basis. The hardware, peripherals and networking systems are generally third-party products, which we distribute. Directly and through its arrangement with third parties, we provide on-site and off-site service and support to users of our network and systems hardware.

We were incorporated under the laws of the State of Delaware on September 6, 1984. Our name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. We commenced operations on January 29, 1985.

                           DESCRIPTION OF THE BUSINESS

Our mission is to put in place long-term information technology systems for our customers by designing, installing and supporting customer-specific total information management solutions. Focusing primarily on the hotel, motel and resort destinations industry and solutions for mid-sized process manufacturers, we design, sell, install and support enterprise information management solutions. We provide a wide array of products and services to our installed base of approximately 4,000 customers and continues to make direct sales of certain products and services which enhance, upgrade and extend the useful life and functionality of our installed systems.

We market our products and services primarily through a team selling approach utilizing direct sales through the our worldwide offices. We also market certain products and services through a limited number of distributors, independent value-added resellers ("VARs"), authorized service representatives and independent software vendors ("ISVs").

Our activities are conducted principally in the United States, Canada, the United Kingdom, Hong Kong, Singapore and Mexico. We also operate offices in the People's Republic of China and Malaysia.

We provide software support services (both procedural and technical support) to our hospitality and process manufacturing customers from our offices in the United States, the United Kingdom, Singapore and Hong Kong. In some countries we rely on certain foreign distributors of our products to provide software support services to customers located within the distributors' territories.

We provide on-site service through our third-party subcontractors and help/support desk services to our legacy system customers in the United States and Canada.

PRODUCTS AND SERVICES

In 2000, our revenue was derived from the following product lines:

                           Percentage of
                           Total Revenue
                           -------------
Hospitality                    72.7%
Process Manufacturing          11.1%
Legacy                         16.2%
                              -----
             Total            100.0%
                              =====

Products and Services

We design, implement, maintain and support total enterprise information system solutions. In conjunction with these solutions, our approach is to analyze a customer's information system requirements, propose a solution and then design, integrate, install and maintain the system. One of our principal objectives is to help our customers utilize their data across their entire enterprise so that information that was once limited to one area of a business can now be available to other areas where it can be utilized for new purposes. Once a system is on-line, we typically continue our relationship with the customer by providing around-the-clock telephonic support and, through our contracts with third parties, on-site field support. The systems designed by us utilize our property management system for hotels, resorts and destinations and enterprise resource planning ("ERP") applications software for midsize process manufacturers, which we market with industry-standard hardware and software products from leading technology vendors including Compaq Computer, Hewlett Packard, IBM, Data General, and Microsoft.

Hospitality -- 72.7%

We market three enterprise information management systems. Hotel CompuSystem II has been marketed by us since 1990, when we acquired Computerized Lodging Systems ("CLS"). In August 1996 we acquired Hotel Information Systems, Inc. ("HIS") and began marketing its Paragon product line. In October 1996, we became the exclusive distributor of the Lodging Touch International products from Enterprise Hospitality Solutions ("EHS"), and effective June 30, 2000, acquired from EHS the exclusive rights to the Lodging Touch products and the royalty free use of the Lodging Touch name and trademark. Each of the product lines has features, which make it particularly well suited to a different segment of the hospitality marketplace.

Hotel CompuSystem II, which targets hotels and resorts in the 300 to 1,000 room range, runs under UNIX. Hotel CompuSystem II is full-featured and provides customers with Central Reservation System ("CRS"), Property Management System ("PMS"), Central Information System ("CIS"), and portals to the Global Distribution System ("GDS") for travel reservations. Additionally, the CLS products interface to more than 300 other hospitality-related information system products, such as point-of-sale systems, telephone call monitoring systems and minibar maintenance systems. The ease of connectivity with third-party products is one of the system's competitive advantages. Hotel CompuSystem II has been installed in over 1,500 sites worldwide.

The Paragon and Paragon Plus property management system, from HIS, is designed to serve the needs of larger hotels and resorts. Running on IBM AS/400 or System 36 computers, the Paragon product line provides the full range of features and functionality required by premier properties, such as Disneyland Paris or Renaissance Hotels International. Paragon has been installed in more than 1,000 hotels and resorts around the world, and is a major presence in the Pacific Rim.

The Lodging Touch ("LTS") products comprise a suite of products designed to take full advantage of the versatility of Microsoft's Windows 2000 and Windows NT operating systems. They were the industry's first fully graphical products to fully utilize the features of the Windows NT operating system and Microsoft Sequel Server. With the LTS products, we have been named a Microsoft Solutions Partner.

Process Manufacturing -- 11.1%

We develop and market CIMPRO and MANBASE, both of which are ERP applications, used by midsize process manufacturers. Our typical customer generally has annual revenues between $20 million and $500 million. These manufacturers convert raw materials into finished goods or into products used to manufacture other goods. Typical users of our ERP product would be food and beverage manufacturers, pharmaceutical manufacturers, and raw chemical manufacturers. These process manufacturers have unique requirements in formulation quality control, regulatory compliance, inventory control and production planning that require an integrated application and system solution.

CIMPRO, which we acquired from Datalogix International, Inc., a subsidiary of Oracle Corporation, in March 1997, offers a fully integrated modular system for complete support of process manufacturing planning and tracking, including inventory, production, supply chain management, costing, accounting, electronic data interchange ("EDI") and regulatory compliance. CIMPRO's customer base is primarily food, chemical and pharmaceutical manufacturers.

MANBASE, the rights to which we reacquired in May 1996, also offers a fully integrated ERP application for process manufacturers. MANBASE has been sold primarily to food manufacturers and has many features, which are tailored for the unique requirements of this industry.

We provide continuing support to our MANBASE customers but concentrate our sales and development efforts on the CIMPRO product line, which includes CIMPRO classic for UNIX environments and CIMPRO V, written in VB6 (visualbaic) for Microsoft NT/SQL environments.

Legacy -- 16.2%

We continue to provide principally maintenance services to our installed base of customers. These products and services are designed to enable customers to benefit from their investment in our host-based information systems. Our OpenBASIC application environment permits customers using application software written in the Business BASIC programming language to continue to use such application software on selected hardware platforms designed for the UNIX, MS-DOS and Novell environments. Optional OpenBASIC modules permit developers to enhance their Business BASIC applications by integrating them with popular UNIX and MS-DOS/Microsoft Windows software.

With our own personnel and through an outsource agreement with Alpha Micro Systems, Inc. ("Alpha Micro") in the United States and with Olivetti Canada Ltd. in Canada, we offers on-site repair and warranty service and around-the-clock telephonic support to our customers.

MARKETING AND SALES

We market our products and services primarily through a team-selling approach, which utilizes our worldwide network of sales offices and our Irvine, California-based account representatives. We also market certain products and services through limited numbers of distributors, authorized service representatives and ISVs.

In the United States, our systems are marketed by a direct sales and marketing organization which included, as of February 28, 2001, 24 sales and marketing personnel located in the corporate headquarters and satellite offices. In addition, we market our systems internationally through our subsidiaries which operate in Canada, the United Kingdom, Mexico, Hong Kong and Singapore, and through various distributors that are exclusive in their jurisdictions. Our international subsidiaries employed, as of February 28, 2001, 10 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Canada, Mexico, the United Kingdom, Hong Kong, Singapore, Malaysia and the People's Republic of China.

During 2000, our aggregate revenue was derived from geographic areas as follows:

                                      Percentage of
                                      Total Revenue
                                      -------------
United States                             79.1%
Asia                                      10.5%
Canada                                     4.7%
United Kingdom                             3.4%
Other Areas                                2.3%
                                         -----
             Total                       100.0%
                                         =====

Our financial performance is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 20.9% of our 2000 revenue was generated outside the United States, the risk associated with these foreign operations in relation to our overall financial performance is limited.

SUPPORT AND MAINTENANCE

The provision of around-the-clock customer service is a cornerstone of our business. As of February 28, 2001, we had software support agreements with approximately 1,500 customers. Additionally, we had hardware maintenance agreements with approximately 1000 other customers. We employ approximately 84 technicians to provide support for our applications software products.

Telephonic support, which is primarily to assist licensees of our applications products, is provided from our response centers located in Irvine, California, Concord, California, Tarrytown, New York, Singapore, Hong Kong and the United Kingdom. We utilize the latest developments in telephony and call center technology to enable our support technicians to quickly identify and resolve customers' software related computing problems.

Our maintenance services are generally provided pursuant to individual maintenance contracts with customers, although time and material services are provided in some areas. Such support and maintenance are of varying duration, provide prospective cancellation rights and require advance payment of fees to us. Substantially all of the revenue earned by maintenance operations is invoiced to customers in advance.

PRODUCTION AND PROCUREMENT

In response to market demand for standardized hardware and software products, all of our current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment. At present, we have relationships with a number of suppliers including Microsoft, Compaq Computer, Data General, Hewlett Packard, Seagull Software, Visual Legacy, IBM and distributors such as MicroAge and Ingram Micro. Management believes that these relationships have enabled us to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices. We no longer manufacture proprietary hardware products.

Delay or failure in the delivery of products or components purchased from third parties could adversely affect our shipments and our ability to conclude sales. We have purchased many products and components from single sources of supply. Because our current products are industry standard, or are comprised of industry-standard components, management believes that alternative sources of supply of similar products would be available to us in the event of any interruption of delivery of a single source supplier.

ORDER, SHIPMENT AND BACKLOG

We record and enter into backlog a purchase order for equipment and software when we receives a customer's written order requesting delivery within six months, and systems configuration and contract provisions are verified. Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog. Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customer.

Set forth below is certain information concerning orders, shipments and backlog for 1999 and 2000:

                                                     (dollars in millions)
                                                      1999           2000
                                                      ----           ----
Orders received (net of cancellations)              $ 15.5         $  7.9
Shipments                                             23.3           10.1
Backlog (at period end)                               14.0           11.8

Our backlog is not necessarily indicative of future revenues.

RESEARCH AND DEVELOPMENT

Our research and development activities are focused on the development of products for the hospitality, resort and destination industry and for products for midsize process manufacturers.

As of February 28, 2001, we employed 31 engineers, programmers and other technical personnel in research and development activities. We also utilized external third party resources for development. During 1998, 1999, and 2000, we incurred $4,058,000, $5,114,000, and $4,047,000, respectively, for research and development activities. Our research and development expenditures related to the support and extension of existing software products and the development of new products.

CUSTOMERS

Our customers in hospitality are both chain and independent hotels and resorts and in process manufacturing are generally midsize process manufacturers. Legacy comprises a highly diversified group of customers in various industries who use hardware sold by us over the years. During 1999 and 2000, no single customer accounted for ten percent or more of our revenues.

COMPETITION

Competition is vigorous in all sectors of the worldwide market for computer-based applications systems, networked solutions and the maintenance and support of the software and hardware, which comprise those systems. We have numerous competitors (and potential competitors) varying widely in their size, capabilities, market segment and geographic area, many of which are larger and have financial resources far greater than ours.

Within our targeted application markets, we have positioned ourself to sell complete enterprise solutions to our customers. Within this marketplace, competition comes primarily from vendors of competing information technology in the markets in which we compete. There are several providers of information technology to the hotel, resort and destination industry against which we regularly compete. The primary competitors are of similar size to the Company, and provide technology that is also similar to ours.

The competition in the enterprise resource planning ("ERP") market is diffuse and new or different competitors often appear with each sales opportunity. In the lower end of the market, we compete with local VARs and ISVs who usually resell hardware or networking products of larger equipment manufacturers. These VARs and ISVs usually sell one or two specialized software application products targeted for specific industry market segments. Within the mid-range market, we compete with several companies of similar size and technology. On the high end of the market, we compete with companies that are much larger and have financial resources far greater than us.

In the legacy arena, there are some third-party maintenance organizations ("TPMS") that provide service to users of our hardware products. The competition is minimal, as outside companies cannot provide complete solutions to our existing proprietary customer base.

TRADEMARKS, COPYRIGHTS AND LICENSES

We are the owner or licensee of certain trademarks, copyrights and other property rights associated with our businesses, including rights associated with our proprietary application software. We own or have licensing rights, generally with terms of three years, to the principal application software products marketed by us. Such licensing rights are generally renewable. Although there is some risk that independent vendors who own such products may elect not to renew their licensing agreements with us and enter into exclusive arrangements with, or elect to install their software on systems sold by competitors of ours, such vendors generally tend to continue to support our marketing efforts so long as our systems provide a good opportunity for them to market their products. These independent vendors do not represent a significant part of the our revenues.

We are party to license agreements with IBM relating to a variety of patents, with Novell, Inc. relating to UNIX and with a number of other suppliers of software products. These licenses are terminable at our option and certain of the licenses require us to make royalty payments.

OpenBASIC and certain other intellectual property formerly owned by us are currently owned by Triple P Management BV ("Triple P"), a corporation organized under the laws of the Netherlands. We hold an exclusive license to use OpenBASIC and other intellectual property in the western hemisphere and have a nonexclusive license to use it in certain other parts of the world. The license is perpetual and royalty-free, but subject to termination under certain conditions.

EMPLOYEES

As of February 28, 2001, we had 251 employees, of whom 179 were employed in the United States, 11 in Canada, 2 in Mexico, 9 in the United Kingdom and 50 in Asia (Hong Kong, Singapore and the People's Republic of China). We have not experienced any work stoppages and consider our relationship with our employees to be good.


                        CHAPTER 11 BANKRUPTCY PROCEEDINGS

We filed for Chapter 11 bankruptcy protection on April 12, 1993, shortly after our banks foreclosed on all of the outstanding capital stock of certain of our former European subsidiaries in satisfaction of all amounts due under certain loan agreements. On January 27, 1994, our Plan of Reorganization became effective. The summary of the material features of the Plan of Reorganization, contained in our Annual Report on Form 10-K for the year ended December 31, 1993 under the heading "CHAPTER 11 BANKRUPTCY PROCEEDINGS", is included herein by this reference.

Under the Plan of Reorganization, there was no recovery for holders of our $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization. We commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. Through December 31, 2000, we had distributed 6,758,251 shares of Common Stock to our former creditors in settlement of all outstanding claims, except for tax claims, and we do not anticipate that any further shares will be issued in this matter. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 2000, $74,570 in cash had been distributed pursuant to such provision.

At December 31, 2000, there is only one material claim to be settled before the Chapter 11 proceedings can be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. We reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date.

                                  RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth herein, there may be other factors, or factors that arise in the future which may affect our future performance.

WE HAVE RECENTLY SETTLED LITIGATION AND ISSUED A SUBSTANTIAL NUMBER OF SHARES TO A SHAREHOLDER WHO MAY BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE

In February 2001 we agreed to settle certain litigation which requires that we issue and register with the United States Securities and Exchange Commission (the "Commission") a substantial number of shares for an existing shareholder. This shareholder will be our largest shareholder and beneficially owns approximately 18% of our common stock. If this shareholder decides not to sell its shares of common stock or sells the shares in a block to a third party, either this shareholder or the party or parties it sells to in any "block" sale may be able to exert significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

THE PRICE OF OUR COMMON  STOCK MAY DECLINE DUE TO SALES BY CERTAIN SHAREHOLDERS

In January and February 2001 we entered into agreements with various creditors to retire approximately $2.1 million of obligations outstanding partially through the issuance of new shares of common stock which we agreed to register with the Commission. These issuances, included with the issuance to our new principal shareholder, totaled approximately 24.8% of our then issued and outstanding common stock. Sales by these shareholders of a part or substantially all of their shares of our common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop.

At February 28, 2001, we had 13,656,085 shares of common stock outstanding. Most of the outstanding shares may be traded freely, except for any such shares held at any time by an "affiliate," as defined under Rule 144 under the Securities Act of 1933, or any that are "restricted securities" under such rule. In such cases, shares may be sold pursuant to registration under the Securities Act, or to the extent permitted by Rule 144 or another exemption under the Securities Act.

OUR AGREEMENTS WITH OUR PRIMARY LENDER AND THREE OTHER SUBSTANTIAL CREDITORS REQUIRE SUBSTANTIAL ON-GOING PAYMENTS

In April 1998 we negotiated a $5,000,000 secured revolving credit facility with Coast Business Credit ("Coast"). On July 28, 1999, we obtained a Bridge Loan from Coast in the amount of $2,000,000 and amended our credit agreement to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. Due to a temporary event of default on the Bridge Loan and the secured revolving credit facility and pursuant to a forbearance agreement with Coast, we began making weekly principal payments of $25,000 on the Bridge Loan commencing in September 1999. During the default period, we also paid $40,000 in default fees to Coast in 1999 and $30,000 in 2000. The facility was again amended on April 13, 2000. In accordance with the amendment, the Bridge Loan requires $35,000 weekly principal payments until it is paid in full. In connection with the amendment, Coast waived all existing defaults and reduced the aggregate borrowings on an interest only basis under the credit facility to an amount not to exceed $3,360,000. Additionally, we agreed to pay Coast a fee of $300,000 in bi-weekly installments of $35,000 commencing after the Bridge Loan is paid in full.

In March 1997 we issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997 this indebtedness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 30, 1999, we failed to make the semi-annual interest payment due on that date in the amount of $288,750.

We subsequently entered into a forbearance agreement which provided for weekly interest payments to Canyon of $12,500 effective January 1, 2000. In addition, we executed a security agreement, which provided Canyon with a lien on all of our tangible and intangible property, which lien is junior to the lien granted to Coast.

On April 13, 2000, we entered into an agreement with Canyon which waived all existing events of default, accelerated the note maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500 until the Coast Bridge Loan is paid in full. On January 31, 2001, we entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, we also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. Upon repayment of the Coast Bridge Loan, we will be required to pay Canyon weekly interest payments of $25,000 until all interest on the subordinated notes is paid in full and the principal balance of the subordinated notes is reduced to $5,250,000. Thereafter, we will pay weekly interest payments of approximately $11,000.

On December 2, 1996 we executed outsource agreements with Olivetti North America, Inc. ("ONA") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for the Company's Legacy customers. On July 26, 1999, Wang Global Corporation ("Wang"), the parent of ONA, filed for arbitration, alleging breach of contract for payments due for maintenance services provided by Wang. Wang claimed that the amount due from us exceeded $3.7 million. We filed a counterclaim for breach of contract and unfair business practices. Getronics Corporation ("Getronics") answered the counterclaim in the arbitration, asserting that it was the successor-in-interest to ONA and Wang.

In September 2000, the parties settled all of their disputes. Pursuant to that settlement, the parties dismissed the arbitration proceeding and terminated their outsourcing agreements. We agreed to pay Gentronics a total of $1,124,000 payable as follows: (a) $134,000 on or before September 15, 2000, which has been paid; (b) $150,000 on or before June 30, 2001; and (c) $35,000 on the first day of each month from October 2000 through September 2002. Additionally, we executed a security agreement in Getronics's favor in the amount of $2,000,000 on all of our assets, which is subordinate to Coast and Canyon.

As part of our tentative settlement with CSA Private Limited ("CSA") we agreed to execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three (3) senior secured lenders and requires cash installment payments to commence June 1, 2002.

In the event that we are unable to meet the required payments to our primary lender or meet our payment obligations to our other secured creditors, they are entitled to exercise certain rights under the respective agreements we have with them, including but not limited to, foreclosing on all of our tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern.

OUR LIMITED PERIOD OF PROFITABILITY MAY NOT CONTINUE

Although we were profitable for the year ended December 31, 2000, we incurred substantial operating losses and net losses on an annual basis for the previous four fiscal years. We cannot assure you that we will attain profitability on a consistent basis or avoid losses on a quarterly or annual basis in the future.

OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY NEGATIVELY IMPACT OUR STOCK PRICE

Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

-     the timing of significant orders,
- the timing of product enhancements and new product introductions by us, our technology vendors and our competitors,
-     the pricing of our products and services, and
-     economic and competitive conditions specific to our industry.

Typically, the orders we receive in one quarter are delivered and installed by the following quarter. However, many of our sales involve lengthy sales cycles and installations. Consequently, it is not possible to predict with any reliability the periods within which a sale may close or when we will recognize revenue. As a result, our operating results may be materially affected if a single transaction is completed earlier or later than expected. It is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely be materially adversely affected.

WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS

If our capital requirements or revenue vary materially from our current plans or if unforseen circumstances occur, we may require additional financing sooner than we anticipate. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operation.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY FACE INCREASED COMPETITION FROM NEW ENTRANTS AND ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES

We face significant competition in all sectors of the market for computer-based solutions and support and maintenance services which we offer. We have numerous competitors in each of our business lines, which vary widely in their size, capabilities, market segments and geographical areas, many of which are larger and have financial resources far greater than we have. Within our markets competition comes primarily from competing software applications vendors, principally with regard to our hospitality and manufacturing products, and from local value-added resellers and independent software vendors, who usually resell hardware or networking products of larger original equipment manufacturers. We also face competition, to a lesser extent, from independent service organizations, which provide service to end users of our software products. Many of our services are also provided by our customers' in-house information services departments. There can be no assurance that we can effectively compete with any or all of our competitors in any of our business lines. Our competitors may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

THE SOFTWARE INDUSTRY FOR HOSPITALITY MANAGEMENT AND PROCESS MANUFACTURING IS UNDERGOING RAPID TECHNOLOGICAL CHANGES AND NEW SOFTWARE INTRODUCED BY THIRD PARTIES MAY BE SUPERIOR TO THE SOFTWARE THAT WE OWN OR LICENSE

The software industry for hospitality management and process manufacturing is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new products and services will emerge in the markets in which we compete. These new products and services may be superior to the products and services that we use or these products and services may render our products and services obsolete. Our failure to anticipate or respond adequately to the changes in technology and customer preferences, or to develop and introduce new products in a timely fashion, could materially adversely affect our business and operating results.

OUR SOFTWARE MAY HAVE DEFECTS AND WE MAY ENCOUNTER DEVELOPMENT DELAYS

Our software-based products and services may contain undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in our software after commercial release, or that we will not experience development delays, resulting in delays in market acceptance, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR STOCK PRICE MAY BE VOLATILE

The recent trading volume for our common stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies. During the twelve months ended December 31, 2000, the average daily trading volume has been approximately 26,000 shares. There can be no assurance that a stockholder who desires to sell shares of common stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.

Like the stock of other technology companies, the price at which our common stock will trade is likely to be volatile and may fluctuate substantially due to factors such as:

         -    fluctuations in our quarterly results of operations,
         -    trading volume,
         - the announcement of technological innovations or new products by us or our competitors,
         - general conditions in the computer hardware and software industries,
         -    economic conditions generally,
         - our ability to successfully increase its market share with its existing products while expanding its product base into other markets,
         -    the strength of our distribution channels, and
         - variances between actual results of operations and the results expected by securities analysts

OUR PRINCIPAL BUSINESS LINE, HOSPITALITY SYSTEMS, IS SUBJECT TO CYCLICAL BUSINESS CONDITIONS

We believe that the growth of our hospitality information systems business is attributable in part to the current health of the hospitality industry, compared to the condition of that industry in the early 1990's. We cannot predict the duration of the current favorable climate in the hospitality industry.

OUR CONTRACT SERVICES BUSINESS IS VOLATILE

We are subject to the risks associated with a contract services business, including dependence on reputation with existing customers, volatility of workload and dependence on our ability to retain qualified technical personnel. Also, a substantial portion of our contract services revenue may be derived from the performance of services under fixed-price contracts. There can be no assurance that we can consistently perform in a profitable manner under these contracts, especially in the field of software development, where cost overruns are common-place.

OUR SUCCESS DEPENDS ON OUR RETENTION OF OUR EXECUTIVE OFFICERS AND OUR ABILITY TO HIRE AND RETAIN ADDITIONAL KEY PERSONNEL

Our future performance depends in significant part upon the continued service of our executive officers and other key technical, sales and management personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS

Our financial performance is affected to some extent by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. International sales are subject to inherent risks, including:

-     recessions in economies outside the United States,
-     limited protection of intellectual property rights in some countries,
-     political instability,
-     unexpected changes in regulatory requirements and tariffs,
-     difficulties in staffing and managing foreign operations,
- the possibility of subsidization of our competitors and the nationalization of business,
-     longer payment cycles,
-     greater difficulty in accounts receivable collection, and
-     potentially adverse tax consequences.

WE MAY BE UNABLE TO ENFORCE OR DEFEND OUR OWNERSHIP AND USE OF PROPRIETARY TECHNOLOGY

Our success depends to a significant degree upon our proprietary technology upon and our licensing rights to the principal application software products that we market. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DEPEND ON VARIOUS THIRD PARTIES FOR CERTAIN SERVICES

The networking products and services implemented, maintained and supported by us utilize hardware and software products from multiple technology vendors. Accordingly, we are and will remain dependent on the supply of products from such vendors. In addition, delay or failure in the delivery of products or components purchased from third parties could adversely affect shipments by us and its ability to conclude sales. We have purchased many products and components from single sources of supply. Because our current products are industry standard, management believes that alternative sources of supply of similar products would be available to us in the event of any interruption of delivery of a single source supplier. However, there can be no assurance that any such products will be available or be accepted by our customers.

Currently, we also rely on certain third parties, including value-added resellers, agents and distributors as a means of marketing our products and services. In the event of any prolonged technical problems or failures experienced by these third parties or the termination of these marketing agreements, our marketing capabilities could be significantly hindered. As a result, we could experience periods of time in which we had little to no marketing activity. Any such occurrence could have a detrimental effect on our business, prospects, financial condition or results of operations. Many of these relationships are terminable at will or upon short notice. Furthermore, none of our relationships with these third parties includes long-term contractual commitments to continue the relationship, and many of these relationships are in the early stages of development. Although we believe that individually none of these relationships is material to our business, we consider our strategic alliances in their entirety to be important to our future success.

AMERICAN STOCK EXCHANGE MARKET LISTING

We were notified by The American Stock Exchange that we no longer comply with the requirements for continued listing and have subsequently met with exchange officials to review such requirements. Based upon this meeting the American Stock Exchange has determined that it will continue our listing pending review of our Form 10-K for 2000 and has requested a report updating the exchange on financial projections and other operational matters on or before March 30, 2001. We are cooperating with the American Stock Exchange in its decision making process. We cannot provide any assurance that we will remain listed on the American Stock Exchange or that we will not be delisted at some later time. In the event of a delisting, we will attempt to have our common stock listed on the over-the-counter electronic bulletin board sponsored by Nasdaq. In such event, investors may find it more difficult to trade in our common stock or to obtain accurate, current information concerning market prices. This could have a substantially negative impact on the trading prices and the liquidity of the market for our common stock. In addition, there would likely be a more negative perception of our company by investors, customers and third parties doing business or considering doing business with us. Also, following delisting, our company would be treated less favorably with respect to regulatory requirements that are dependent upon listing on a national stock exchange. For example, our common stock would cease to be a covered security for purposes of Section 18 of the Securities Act of 1933, which provides an exemption from state securities registration or qualification requirements.

FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN

Some statements under the caption "Risk Factors," and elsewhere in this prospectus or in the documents incorporated by reference in this prospectus are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. When used in this prospectus or in the incorporated documents, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this "Risk Factors" section, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

As of February 28, 2001, the principal properties utilized by the Company were as follows:

                                                                                            Approximate
                                                                                            Total Square
                              Type of Facility                                                Footage           Location
                              ----------------                                              ------------        --------
Corporate and Hospitality Headquarters, warehousing, administration, marketing,                50,210      Irvine, California
sales, development and support
Product development, sales and support                                                          3,151      Concord, California
Process Manufacturing headquarters, marketing, sales, development, and support                 16,370      Tarrytown, New York
MAI Canada Ltd. Administration, sales, education, warehousing, test and repair                  6,710      Ontario, Canada
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support           3,638      Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support                                     4,527      Singapore
MAI Information Solutions Limited, European Headquarters, marketing, sales and support          2,201      London

All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates. In addition to the premises identified above, the Company leases an office in one additional location in the United States, one additional location in Canada and five other locations around the world. Generally such leases are for terms of five years or less.

ITEM 3. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

At December 31, 2000, there was only one material claim to be settled before our Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. We have reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

CSA Private Limited v. MAI Systems Corporation

CSA is one of our shareholders. On August 9, 1996, we acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of our acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, we agreed to issue to CSA shares of our common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6.9 million as of January 31, 2001, pursuant to the agreement. We also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but we delayed registration based upon our good faith exercise of our rights under our agreement with CSA. On October 5, 1998, CSA filed a lawsuit against us in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 we agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause us to file the registration statement. On March 6, 2000, we answered the complaint. Because we did not conclude the registration statement filing by November 1, 1999, CSA initiated a second lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file the registration statement. We entered into a second settlement agreement with CSA in February, 2001, whereby we agreed to take the following steps on or before March 1, 2001:
(i) issue CSA additional shares of our common stock to bring CSA's total share ownership to 2,433,333 shares; (ii) immediately file a registration statement for all of CSA's shares of our common stock; and (iii) execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three (3) senior secured leaders which requires cash installment payments to commence June 1, 2002. The number of shares which may be sold by this selling shareholder includes: (i) CSA's current ownership of 517,319 shares, and (ii) 1,916,014 additional shares which we will issue to CSA pursuant to the settlement agreement.
See "Principal and Selling Shareholders."

Enterprise Hospitality Solutions, Inc. v. MAI Systems Corporation

On November, 30, 1999, Enterprise Hospitality Solutions, Inc. ("EHS") and Christian Rivadella commenced an action against us in the United States District Court for the Central District of California, alleging that we had failed to pay certain royalties to EHS under the parties' exclusive license agreement. The Complaint asserted claims for breach of contract, unjust enrichment, accounting and unfair competition. The Complaint sought damages, preliminary and permanent injunctive relief, imposition of a constructive trust, an order canceling our exclusive right to license the software at issue under the parties' agreement, and the appointment of a receiver to conduct an audit. On February 1, 2000, we answered the Complaint by denying its material allegations and asserted a Counterclaim against the plaintiffs. The Counterclaim asserts claims for breach of the parties exclusive license agreement, breach of the covenant of good faith and fair dealing, unfair business practices, interference with contractual relations and declaratory relief, and a declaration that we were not in breach of the parties' license agreement.

Effective June 30, 2000, the parties entered into an agreement pursuant to which we acquired from EHS the exclusive worldwide marketing rights to the Lodging Touch products and the royalty free use of the Lodging Touch name and trademark. As part of that agreement, all prior agreements between the us and EHS were terminated. The parties executed mutual general releases, and the litigation was dismissed with prejudice.

Wang Global Corporation v. MAI Systems Corporation

On December 2, 1996 we executed outsource agreements with Olivetti North America, Inc. ("ONA") in the United States and with Olivetti Canada Ltd. in Canada, for on-site repair and warranty service and telephonic support for our Legacy customers. On July 26, 1999, Wang Global Corporation ("Wang"), asserting that it was the parent of ONA, filed for arbitration in this matter, alleging breach of contract for payments due for maintenance services provided by Wang. Wang claims that the amounts due from us exceed $3.7 million.

We filed a counterclaim for breach of contract and unfair business practices. Getronics Corporation ("Getronics") answered the Counterclaim in the arbitration, asserting that it was the successor-in-interest to ONA and Wang.

In September 2000, the parties settled all of their disputes. Pursuant to that settlement, the parties dismissed the arbitration proceeding and terminated their outsourcing agreements. We agreed to pay Getronics a total of $1,124,000 payable as follows: (a) $134,000 on or before September 15, 2000, which has been paid; (b) $150,000 on or before June 30, 2001; and (c) $35,000 on the first day of each month from October 2000 through September 2002.

Additionally, (a) we executed a security agreement in Getronics's favor in the amount of $2,000,000 on all of our assets; (b) the parties mutually released all claims against each other, other than as stated in the Stipulation; and (c) Getronics agreed to provide services through September 15, 2000 at which time we assumed the responsibility of servicing our customers under hardware support service agreements.

Other Litigation

We are also involved in various other legal proceedings that are incident to our business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the American Stock Exchange, Inc. under the AMEX symbol "NOW". Prior to listing on the AMEX, which occurred August 29, 1995, our shares were traded over-the-counter by various market makers under the ticker symbol "MAIS". The following table sets forth the high and low closing sales prices for our common stock for the indicated periods during 1999 and 2000, as reported by the AMEX. On March 20, 2001, the closing price of our common stock as reported by the AMEX was $0.48. At March 20, 2001, there were 553 stockholders of record (See "Risk Factors" -- American Stock Exchange Market Listing").

We have never paid any dividends and do not anticipate declaring or paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. The covenants in our current or future financing agreements may prohibit or limit our ability to declare or pay cash dividends.

Period                                                  High          Low
------                                                  ----          ---
Fiscal 1999:
           First Quarter                               $3.25         $2.13
           Second Quarter                               4.00          1.88
           Third Quarter                                3.31          1.06
           Fourth Quarter                               1.25          0.44

Fiscal 2000
           First Quarter                               $1.56         $0.81
           Second Quarter                               1.13          0.50
           Third Quarter                                0.69          0.31
           Fourth Quarter                               0.44          0.19

Fiscal 2001
           First Quarter (through March 20, 2001)      $0.67         $0.19

ITEM 6. SELECTED FINANCIAL INFORMATION

The information required by this item is incorporated by reference to our Annual Report under the heading, "Selected Financial Information".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our Annual Report under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

The following discussion about our market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not have derivative financial instruments for hedging, speculative, or trading purposes.

INTEREST RATE SENSITIVITY

Of our $8.7 million principal amount of indebtedness at December 31, 2000, $2.8 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% change in the underlying prime rate would result in a $28,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $5.9 million, $5.25 million bears interest at a fixed rate of 11% and $0.6 million bears fixed interest rates ranging from 6% to 17.5% The face amount of our notes receivable totals $4,925,000. Of that amount, $2.6 million bears interest at a fixed rate of 10%. The remaining balance consisting of a $2,325,000 note (which has been discounted at the rate of 10% for financial reporting) is non-interest bearing until October 2002, at which time interest is payable at the rate of prime plus 1%. A one-percentage point change in the interest rate of this note would result in a $23,250 annual change in interest income beginning in October 2002. The impact reduces as the principal is paid down over the following four years.

FOREIGN CURRENCY RISK

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial in 2000, 1999 and 1998.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report under the headings, "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2001. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1
- Election of Directors, Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2001. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2001. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation - Employment Contracts and Change of Control Arrangements; Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2001. Such information is incorporated herein by reference.

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

            2. Financial Statement Schedule

               The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 2000 Annual Report.

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

10.1 Coast Business Credit Loan and Security Agreement, dated April 23, 1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on Form 10-K.

10.2 Amendment Number One dated September 30, 1998 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on Form 10-K.

10.3 Amendment Number Two dated March 2, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company's 1999 Annual Report on Form 10-K.

10.4 Amendment Number Three dated June 16, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.4 to the Company's 1999 Annual Report on Form 10-K.

10.5 Amendment Number Four dated July 28, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.6 Letter Agreement Amendment dated October 1, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K.

10.7 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998, August 31, 1999 and August 31, 2000 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K. The August 31, 1997 amendment is incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K. The August 31, 1999 amendment is incorporated herein by reference to the Company's 1999 Annual Report on Form 10-K. The August 2000 amendment is incorporated herein by reference to the Company's 2000 Annual Report on Form 10-K.

10.8 Richard S. Ressler Stock Purchase Letter, dated February 3, 1999, filed as Exhibit 10.4 to the Company's 1998 Annual Report on Form 10-K.

10.9 Stock Option Agreement between Luke Brown and the Company dated November 2, 1999, filed as Exhibit 10.9 to the Company's 1999 Annual Report on Form 10-K.

10.10 Stock Option Agreement between James Dolan and the Company dated November 2, 1999, filed as Exhibit 10.10 to the Company's 1999 Annual Report on Form 10-K.

10.11 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999, filed as Exhibit 10.11 to the Company's 1999 Annual Report on Form 10-K.

10.12 Stock Option Agreement between Sasun Musilyan and the Company dated August 2, 1999, filed as Exhibit 10.12 to the Company's 1999 Annual Report on Form 10-K.

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

10.16 Exclusive Worldwide Software License Agreement between Christian Rivadalla d/b/a Enterprise Hospitality Solutions and Enterprise Hospitality Solutions, Inc., and the Company dated August 20, 1999, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.17 Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.18 Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.18 to the Company's 1999 Annual Report on Form 10-K.

10.19 Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.19 to the Company's 1999 Annual Report on Form 10-K.

10.20 Amendment Number Five dated April 13, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.20 to the Company's 1999 Annual Report on Form 10-K.

10.21 Stock Option Agreement between Sasun Musilyan and the Company dated January 20, 1999, filed as Exhibit 10.21 to the Company's 1999 Annual Report on Form 10-K.

10.22 Stock Option Agreement between James Dolan and the Company dated March 24, 2000.

10.23 Stock Option Agreement between W. Brian Kretzmer and the Company dated March 24, 2000.

10.24 Warrant Agreement between W. Brian Kretzmer and the Company dated March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended June 30, 2000.

10.25 Settlement Agreement dated September 2000 between GetronicsWang Co. LLC and Olsy North America, Inc. and MAI Systems Corporation, filed as Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2000.

10.26          Security Agreement dated September 2000 between GetronicsWang Co.
               LLC and MAI Systems Corporation, filed as Exhibit 10.3 to the Company's Quarterly Report for the period ended September 30, 2000.

10.27 Settlement Agreement dated December 1, 2000 between CSA and MAI Systems Corporation.

10.28 Security Agreement dated December 1, 2000 between CSA and MAI Systems Corporation.

10.29 Settlement Agreement and Mutual Release and Purchase Agreement dated June 30, 2000 between Enterprise Hospitality Solutions, Lodging Touch International and Global Enterprise Technology Solutions and MAI Systems Corporation and Hotel Information Systems, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2000.

10.30 Consulting Agreement dated July 15, 2000 between Zohar Loshitzer and MAI Systems Corporation.

10.31 Amendment Number Six dated September 12, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.32 Supplement and Amendment dated January 31, 2001 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999.

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1           Subsidiaries of MAI Systems Corporation

23.1           Consent of KPMG LLP

(b)            Reports on Form 8-K during the fourth quarter of 2000
               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAI SYSTEMS CORPORATION



                                           By: /s/ William B. Kretzmer
                                               --------------------------------
                                               William B. Kretzmer
                                               Chief Executive Officer
                                               and President

Dated:  March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2001.


Signatures                               Title
----------                               -----
/s/Richard S. Ressler                    Chairman, Director
---------------------------------
Richard S. Ressler

/s/William B. Kretzmer                   Chief Executive Officer and President
---------------------------------        (Principal Executive Officer)
William B. Kretzmer

/s/James W. Dolan                        Chief Operating Officer and Chief
---------------------------------        Financial Officer
James W. Dolan                           (Principal Financial and  Accounting
                                         Officer)

/s/Zohar Loshitzer                       Director
---------------------------------
Zohar Loshitzer

/s/Morton O. Schapiro                    Director
---------------------------------
Morton O. Schapiro

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)



                                         Balance      Charged to     Reductions     Additions                   Balances
                                        Beginning     Costs and     Due to Sale        from                      End of
                                         of Year       Expenses    of Subsidiary   Acquisitions   Write-offs      Year
Year ended December 31, 1998:
Allowance for doubtful accounts          $1,983         $1,340         $  --          $ --         $    --        $3,323

Provision for inventory obsolescence     $2,170           $346         $  --          $ --         $    --        $2,516
                                       =================================================================================

Year ended December 31, 1999:
Allowance for doubtful accounts          $3,323         $2,151         $ (75)         $ --         $(1,777)       $3,622

Provision for inventory obsolescence     $2,516           $413         $(470)         $ --         $   (86)       $2,373
                                       =================================================================================
Year ended December 31, 2000:
Allowance for doubtful accounts          $3,622           $933         $  --          $ --         $(2,401)       $2,154

Provision for inventory obsolescence     $2,373           $170         $  --          $ --         $  (345)       $2,238
                                       =================================================================================

                                 EXHIBIT INDEX


Number         Exhibit
------         -------

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

10.1 Coast Business Credit Loan and Security Agreement, dated April 23, 1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on Form 10-K.

10.2 Amendment Number One dated September 30, 1998 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.2 to the Company's 1999 Annual Report on Form 10-K.

10.3 Amendment Number Two dated March 2, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company's
               1999 Annual Report on Form 10-K.

10.4 Amendment Number Three dated June 16, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.4 to the Company's 1999 Annual Report on Form 10-K.

10.5 Amendment Number Four dated July 28, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.6 Letter Agreement Amendment dated October 1, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K.

10.7 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998, August 31, 1999 and August 31, 2000 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K. The August 31, 1997 amendment is incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K. The August 31, 1999 amendment is incorporated herein by reference to the Company's 1999 Annual Report on Form 10-K. The August 2000 amendment is incorporated herein by reference to the Company's 2000 Annual Report on Form 10-K.

10.8 Richard S. Ressler Stock Purchase Letter, dated February 3, 1999, filed as Exhibit 10.4 to the Company's 1998 Annual Report on Form 10-K.

10.9 Stock Option Agreement between Luke Brown and the Company dated November 2, 1999, filed as Exhibit 10.9 to the Company's
               1999 Annual Report on Form 10-K.

10.10 Stock Option Agreement between James Dolan and the Company dated November 2, 1999, filed as Exhibit 10.10 to the Company's
               1999 Annual Report on Form 10-K.

10.11 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999, filed as Exhibit 10.11 to the Company's 1999 Annual Report on Form 10-K.

10.12 Stock Option Agreement between Sasun Musilyan and the Company dated August 2, 1999, filed as Exhibit 10.12 to the Company's 1999 Annual Report on Form 10-K.

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

10.16 Exclusive Worldwide Software License Agreement between Christian Rivadalla d/b/a Enterprise Hospitality Solutions and Enterprise Hospitality Solutions, Inc., and the Company dated August 20, 1999, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.17 Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.18 Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.18 to the Company's 1999 Annual Report on Form 10-K.

10.19 Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.19 to the Company's 1999 Annual Report on Form 10-K.

10.20 Amendment Number Five dated April 13, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.20 to the Company's 1999 Annual Report on Form 10-K.

10.21 Stock Option Agreement between Sasun Musilyan and the Company dated January 20, 1999, filed as Exhibit 10.21 to the Company's 1999 Annual Report on Form 10-K.

10.22 Stock Option Agreement between James Dolan and the Company dated March 24, 2000.

10.23 Stock Option Agreement between W. Brian Kretzmer and the Company dated March 24, 2000.

10.24 Warrant Agreement between W. Brian Kretzmer and the Company dated March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended June 30, 2000.

10.25 Settlement Agreement dated September 2000 between GetronicsWang Co. LLC and Olsy North America, Inc. and MAI Systems Corporation, filed as Exhibit 10.2 to the Company's Quarterly Report for the period ending September 30, 2000.

10.26          Security Agreement dated September 2000 between GetronicsWang Co.
               LLC and MAI Systems Corporation, filed as Exhibit 10.3 to the Company's Quarterly Report for the period ending September 30, 2000.

10.27 Settlement Agreement dated December 1, 2000 between CSA and MAI Systems Corporation.

10.28 Security Agreement dated December 1, 2000 between CSA and MAI Systems Corporation.

10.29 Settlement Agreement and Mutual Release and Purchase Agreement dated June 30, 2000 between Enterprise Hospitality Solutions, Lodging Touch International and Global Enterprise Technology Solutions and MAI Systems Corporation and Hotel Information Systems, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2000.

10.30 Consulting Agreement dated July 15, 2000 between Zohar Loshitzer and MAI Systems Corporation.

10.31 Amendment Number Six dated September 12, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.32 Supplement and Amendment dated January 31, 2001 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999.

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000, but only to the extent such report is expressly incorporated by reference into Items 6, 7, 8 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1           Subsidiaries of MAI Systems Corporation

23.1           Consent of KPMG LLP

(b)            Reports on Form 8-K during the fourth quarter of 2000
               None.