Form 10-Q
period 2001-03-31
MAI SYSTEMS CORP
filed 2001-05-22
CIK 760436

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 15, 2001, 13,656,085 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                               December 30,  March 31,
                                                                   2000        2001
                                                               ------------  ---------
                                                               (dollars in thousands)
ASSETS

Current assets:
     Cash                                                       $   1,019    $     385
     Receivables, less allowance for doubtful accounts
       of $2,154 in 2000 and $2,031 in 2001                         4,338        4,553
     Inventories                                                      325          287
     Notes receivable, less deferred gain of $1,227                 2,700        2,700
     Prepaids and other assets                                        807        1,004
                                                                ---------    ---------

              Total current assets                                  9,189        8,929

Furniture, fixtures and equipment, net                              1,882        1,755
Intangibles, net                                                    5,308        4,642
Other assets                                                           66           70
                                                                ---------    ---------

              Total assets                                      $  16,445    $  15,396
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Bridge Loan                                                $     220    $      --
     Current portion of long-term debt                                274          302
     Accounts payable                                               7,395        5,216
     Customer deposits                                              2,234        1,720
     Accrued liabilities                                            4,182        3,170
     Income taxes payable                                             272          133
     Unearned revenue                                               5,423        6,258
                                                                ---------    ---------

              Total current liabilities                            20,000       16,799

Line of credit                                                      2,579        2,616
Long-term debt                                                      5,234        8,518
Other liabilities                                                     742          748
                                                                ---------    ---------

              Total liabilities                                    28,555       28,681
                                                                ---------    ---------

Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share;
       1,000,000 shares authorized, none issued
       and outstanding                                                 --           --
     Common Stock, par value $0.01 per share;
       authorized 24,000,000 shares; 11,006,658 and
       13,656,085 shares issued and outstanding at
       December 31, 2000 and March 31, 2001, respectively             113          140

     Additional paid-in capital                                   220,622      218,022
     Accumulated other comprehensive income                            80           83
     Accumulated deficit                                         (232,925)    (231,530)
                                                                ---------    ---------
              Total stockholders' deficiency                      (12,110)     (13,285)
                                                                ---------    ---------
              Total liabilities and stockholders' deficiency    $  16,445    $  15,396
                                                                =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                         2000          2001
                                                       --------      --------
                                                        (in thousands, except
                                                           per share data)
Revenue:

     Software, networks and professional services:
          Software sales                               $  1,573      $  1,783
          Network and computer equipment                    645           223
          Professional services                           5,158         5,097
                                                       --------      --------
                                                          7,376         7,103

     Legacy revenue                                       1,596         1,029
                                                       --------      --------
               Total revenue                              8,972         8,132

Direct costs                                              4,795         3,252
                                                       --------      --------
               Gross profit                               4,177         4,880

Selling, general and administrative expenses              3,294         2,433
Research and development costs                            1,043         1,272
Amortization of intangibles                                 655           665
Other operating (income) expense                             37        (1,365)
                                                       --------      --------
               Operating income (loss)                     (852)        1,875

Interest income                                              58            52
Interest expense                                           (361)         (455)
                                                       --------      --------

               Income (loss) before income taxes         (1,155)        1,472

Provision for income taxes                                   --            77
                                                       --------      --------

Net income (loss)                                      $ (1,155)     $  1,395
                                                       ========      ========
Income (loss) per share:

Basic income (loss) per share                          $  (0.11)     $   0.12
                                                       ========      ========
Diluted income (loss) per share                        $  (0.11)     $   0.12
                                                       ========      ========

Weighted average common shares used in
  determining income (loss) per share:
     Basic                                               10,907        11,395
                                                       ========      ========
     Diluted                                             10,907        11,563
                                                       ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                        2000           2001
                                                       -------        -------
                                                           (in thousands)
Net cash used in operating activities                  $(1,082)       $  (314)
                                                       -------        -------

Cash flows used in investing activities -
         capital expenditures                             (156)           (70)
                                                       -------        -------

Cash flows from financing activities:

         Net increase in line of credit                    383             37
         Repayments of long-term debt                     (112)           (85)
         Repayments of Bridge Loan                        (350)          (220)
                                                       -------        -------
Net cash used in financing activities                      (79)          (268)
                                                       -------        -------
Effect of exchange rate changes on cash
  and cash equivalents                                       7             18
                                                       -------        -------
Net change in cash and cash equivalents                 (1,310)          (634)
                                                       -------        -------
Cash and cash equivalents at beginning of period         2,645          1,019
                                                       -------        -------
Cash and cash equivalents at end of period             $ 1,335        $   385
                                                       =======        =======

Supplemental disclosures of non-cash investing and financing activities (See Notes 6 and 7).

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                 Three months ended March 31, 2001 (Unaudited)

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

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the SEC.

2.   INVENTORIES

     Inventories are summarized as follows:

                                      December 31,          March 31,
                                         2000                 2001
                                      ------------          ---------
                                          (dollars in thousands)
     Finished goods                      $124                 $127
     Replacement parts                    201                  160
                                         ----                 ----
                                         $325                 $287
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

     Shares of common were distributed by the Company to its former creditors. As of May 15, 2001, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding.

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

     In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of March 31, 2001, the fair market value of the Company's common stock was $0.35 per share, which would result in approximately 2,327,000 additional shares being issued. Also, included in the escrow account at March 31, 2001 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of March 31, 2001, the final purchase price has not been determined.

5.   BUSINESS DIVESTITURE

     On June 19, 1999, the Company sold its wholly owned subsidiary Gaming Systems International ("GSI") for an amount in excess of its book value. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively (the
     "Notes"). Interest is paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note is guaranteed by a third party. Principal payments and interest, at prime plus 1%, commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

     Imputing interest at a rate of 10%, the present value of the $2,325,000 promissory note at the date of sale was $1,682,000 resulting in a combined carrying value of $4,282,000 for all three promissory notes. The gain on sale of $1,227,000 has been deferred until collection of the proceeds representing the gain can be assured. As of March 31, 2001 the Notes were held for sale and have been written down to amount which approximated their estimated net realizable value of $2,7000,000.

     On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the common stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The Company has commenced discussions with the third party to sell GSI, and, upon the consummation of a sale to this third party, the maker will be paid a commission of 30% of the sale price which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. The Company believes that the $2.7 million carrying value is recoverable and, accordingly, is classified as current in the accompanying consolidated balance sheets.

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

     In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bears interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2003. The facility was again amended on April 13, 2000 and September 12, 2000. In accordance with the amendments, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and required $35,000 weekly principal payments on the Bridge Loan, except for the period from September 12, 2000 through December 8, 2000, which required monthly payments of $35,000, until it was paid in full. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment on April 13, 2000, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. As of March 31, 2001, the unpaid balance of the Loan Fee was $90,000 and was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of March 31, 2001.

     At December 31, 2000 and March 31, 2001, approximately $2,579,000 and $2,616,000, respectively, was available and drawn down under the credit facility.

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

     On April 13, 2000, the Company entered into an agreement with Canyon which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500 until the Coast Bridge Loan and Loan Fee are paid in full. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. Upon repayment of the Bridge Loan and Loan Fee, the Company will be required to pay Canyon weekly principal and interest payments of $25,000 until the subordinated note balance is reduced to $5,250,000. Thereafter, the Company will pay weekly interest payments of approximately $11,000.

7.   COMMON STOCK

     In January and February of 2001, the Company entered into agreements with several creditors to retire approximately $2.1 million of obligations outstanding as of December 31, 2000 in exchange for 798,000 shares of Common Stock and $470,000 of cash. This resulted in a gain of $1,377,000. To fulfill its performance under the agreement, the Company issued the 798,000 shares of its Common Stock and filed an S-3 Registration statement in March 2001 to cause them to become tradable with the effectiveness of the Registration Statement.

     As of May 15, 2001 the Company has paid approximately $272,000 pursuant to these agreements with the remainder to be paid over the subsequent two to fifteen months

8.   INCOME (LOSS) PER SHARE OF COMMON STOCK

     Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for 2000, there were no common stock equivalents as the effect of common stock equivalents would be anti-dilutive.

     The following table illustrates the computation of basic and diluted income
     (loss) per share:

                                                          For the Three Months
                                                              Ended March 31,
                                                          ---------------------
                                                           2000           2001
                                                         ---------      -------
                                                          (dollars in thousands,
                                                          except per share data
     Numerator:

     Numerator for basic and diluted income
       (loss) per share - net income (loss)              $  (1,155)     $ 1,395
                                                         =========      =======

     Denominator:

     Denominator for basic income (loss) per
       share-weighted average number of common
       shares outstanding during the period                 10,907       11,395

     Incremental common shares attributable to
       exercise of outstanding options and warrants            --          168
                                                         ---------      -------
     Denominator for diluted income (loss)
       per share                                            10,907       11,563
                                                         =========      =======
     Basic income (loss) per share                       $   (0.11)     $  0.12
                                                         =========      =======
     Diluted income (loss) per share                     $   (0.11)     $  0.12
                                                         =========      =======

9.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on the Company's results of operations and financial position.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements were effective for the Company during the fourth quarter of 2000. The implementation of these bulletins did not have a material impact on its results of operations and financial position.

10.  LEGAL PROCEEDINGS

     Chapter 11 Bankruptcy Proceedings

     At March 31, 2001, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

     CSA Private Limited

     CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and
     (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the S-1 registration statement filing by November 1, 1999, CSA initiated a second lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

     The Company entered into a second settlement agreement with CSA in February, 2001 whereby we agreed to take the following steps on or before March 1, 2001: (i) issue CSA additional shares of our common stock to bring CSA's total share ownership to 2,433,333 shares; (ii) immediately file a registration statement for all of CSA's shares of our common stock; and
     (iii) execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three
     (3) senior secured leaders and requires cash installment payments to commence June 1, 2002. The number of shares which may be sold by the selling shareholder includes: (i) CSA's current ownership of 517,319 shares, and (ii) 1,916,014 additional shares which were issued to CSA pursuant to the settlement agreement.

     In connection with the second settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to common stock and a reduction to additional paid in capital. The $2.8 million of debt accrues interest at 10% per annum and requires payments of $37,500 commencing on March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until all outstanding principal and accrued interest is paid in full. In any event, payment of any unpaid principal and accrued interest is due by October 1, 2003.

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

                                         For The Three Months
                                            Ended March 31,
                                         --------------------
                                           2000         2001
                                         --------      ------
     Net income (loss)                    $(1,155)     $1,395

     Change in cumulative translation
       adjustments                            234           3
                                          -------      ------
     Comprehensive (loss) income          $  (921)     $1,398
                                          =======      ======

Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, working capital improved from a working capital deficiency of $10,811,000 at December 31, 2000 to a working capital deficiency of $7,870,000. Excluding unearned revenue of $6,258,000, the Company's working capital deficiency at March 31, 2001 would be $1,612,000 or a ratio of current assets to current liabilities of 0.85 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2000 was $5,388,000, with a current ratio of 0.63 to
1.0. Excluding unearned revenue, the decrease in the working capital deficiency of $3,776,000 was primarily attributable to decreases in the Coast Bridge Loan of $220,000, accounts payable of $2,179,000, deposits of $514,000 and accrued liabilities of $1,012,000 offset by decreases in cash of $634,000, receivables of $215,000 and an increase in unearned revenue of $835,000.

Cash was $385,000 at March 31, 2001, as compared to $1,019,000 at December 31, 2000. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At March 31, 2001, approximately $2,616,000 was available and drawn down under this facility. The facility expires on April 30, 2002.

Net cash used for investing activities for the three months ended March 31, 2001, totaled $70,000, which represented capital expenditures.

Net cash used by financing activities for the three months ended March 31, 2001 totaled $268,000, which is comprised of $85,000 and $220,000 in repayments of long-term debt and Bridge Loan, respectively, offset by a $37,000 increase in the secured revolving credit facility. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt and payments of $25,000 per week thereafter until the principal balance on the subordinated debt is reduced to $5,250,000, then interest payments of approximately $11,000 per week in interest on the subordinated debt thereafter.

Stockholders' deficiency increased from $12,110,000 at December 31, 2000 to $13,285,000 at March 31, 2001, mainly as a result of a reduction to additional paid in capital relating to final resolution of the settlement with CSA. Principal and interest payments on $2.8 million of CSA debt commence on June 1, 2002. The decrease was offset by net income for the period of $1,395,000 and approximately $227,000 of common stock issued during the period.

Net cash used in operating activities for the three months ended March 31, 2001 totaled $314,000 and mainly related to decreases in accounts payable and customer deposits of $1,139,000, accrued liabilities of $487,000, taxes payable of $139,000, increases in receivables of $296,000, prepaids and other assets of $118,000 offset by net income for the period of $1,395,000, non-cash charges for depreciation and amortization of tangible and intangible assets, of $906,000, and a gain recorded on the issuance of common stock for settlement of vendor obligations of $1,377,000 and an increase in unearned revenue of $835,000. The Company expects that it will generate cash from its operating activities in fiscal 2001.

Although the Company has a net stockholders' deficiency of $13,285,000 at March 31, 2001, the Company believes it will generate sufficient funds from operations and obtain additional financing, as needed, in 2001 to meet its operating and capital requirements. The Company expects to generate positive cashflow during 2001 from shipping out products and services from its $14 million backlog as well as new orders. Also, the Company is currently holding its notes receivable for sale. If consummated, the amount expected to be realized upon the sale of these notes is at least $2,700,000. The Company expects to sell these notes during 2001 and use the funds to reduce certain current obligations and other operational purposes.

Lastly, the Company has historically been successful in securing additional capital, when needed, to meet operating and capital requirements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2001

                                        Three Months Ended    Percentage         Three Months Ended     Percentage
                                          March 31, 2000      of Revenue           March 31, 2001       of Revenue
                                        ------------------    ----------         ------------------     ----------
Revenues:
    Hospitality                              $ 5,621             62.7%                 $ 6,498             79.9%
    Process Manufacturing                      1,460             16.3%                     605              7.4%
    Legacy                                     1,891             21.0%                   1,029             12.7%
Total revenue                                  8,972            100.0%                   8,132            100.0%
Gross profit                                   4,177             46.6%                   4,880             60.0%
Selling, general and
  administrative expenses                      3,294             36.7%                   2,433             29.9%
Research and development costs                 1,043             11.6%                   1,272             15.6%
Amortization of intangibles                      655              7.3%                     665              8.2%
Other operating (income) expense                  37              0.4%                  (1,365)            16.9%

The quarter-to-quarter decrease in overall revenue of 9.4% was due primarily to decreases in sales of Legacy and Process Manufacturing revenue. Process manufacturing revenue decreased 58.6% from $1,460,000 in 2000 to $605,000 in 2001 as the process business unit transitioned from a direct selling model to a reseller model and completed development of its new product. During 2000 and the first quarter of 2001, the Company focused on developing enhancements to its CIMPRO V and CIMPRO classic products which were released in February 2001.

Consistent with the Company's strategy to focus on its software solution business to its vertical markets, the Company's legacy revenue (traditional hardware, contract service revenues and add-on sales to the proprietary MAI equipment installed base) declined 45.6% quarter over quarter, largely due to an expected decrease in volume as customers replaced their MAI propriety legacy systems.

Hospitality revenue increased 15.6% from $5,621,000 in 2000 to $6,498,000 in 2001, reflecting increased sales of software and support services as we continue to focus on our software solutions business.

Gross profit increased to 60.0% in 2001 from 46.6% in 2000 due to increased software sales and support services which generated gross margins of 88% and 62% respectively in 2001 and 81% and 60% respectively in 2000. The software gross margin percentage increased in 2001 mainly due to a reduction in royalty costs relating to the Company's Lodging Touch product. Revenue on lower margin items such as hardware, professional services and legacy also declined.

Selling, general and administrative expenses ("SG&A") decreased 26% from $3,294,000 in 2000 to $2,433,000 in 2001. The decrease is mainly due to decreased payroll and facilities costs and the reduction in the use of third party service providers for the Company's hospitality division. As a result SG&A for the Company's hospitality division decreased from $2,519,000 in 2000 to $1,737,000 in 2001.

Research and development costs increased 22% over the comparable period in 2000. This is primarily a result of increased headcount in the Company's hospitality division and an increase in the use of contracted research and development personnel in 2001. Research and development costs for the hospitality division increased from $961,000 in 2000 to $1,075,000 in 2001 as a result of the Company's efforts and focus on new product development and enhancements.

The 8.2% increase in amortization of intangibles versus the comparable period of 2000 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

Other operating income was $1,365,000 in the first quarter of 2001 as a result of the Company issuing common stock to certain creditors to satisfy its obligations which resulted in a gain of $1,377,000. There were no such transactions in 2000.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on the Company's results of operations and financial position.

In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements were effective for the Company during the fourth quarter of 2000. The implementation of these bulletins did not have a material impact on its results of operations and financial position.

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

     INTEREST RATE SENSITIVITY

     Of the Company's $11.8 million principal amount of indebtedness at March 31, 2001, $2.6 million bears interest at a rate that fluctuates based on changes in prime rate. A 1% percentage change in the underlying prime rate would result in a $26,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $9.2 million, $5.7 million bears interest at a fixed rate of 11%, $2.9 million bears interest at a fixed rate of 10% and $600,000 million bears fixed interest rates ranging from 6% to 17.5%.

     FOREIGN CURRENCY RISK

     The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Chapter 11 Bankruptcy Proceedings

     At March 31, 2001, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

     CSA Private Limited

     CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its common stock worth approximately $4.8 million in August 1996, which amount has increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and
     (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the S-1 registration statement filing by November 1, 1999, CSA initiated a second lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

     The Company entered into a second settlement agreement with CSA in February, 2001 whereby we agreed to take the following steps on or before March 1, 2001: (i) issue CSA additional shares of our common stock to bring CSA's total share ownership to 2,433,333 shares; (ii) immediately file a registration statement for all of CSA's shares of our common stock; and
     (iii) execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three
     (3) senior secured leaders and requires cash installment payments to commence June 1, 2002. The number of shares which may be sold by the selling shareholder includes: (i) CSA's current ownership of 517,319 shares, and (ii) 1,916,014 additional shares which were issued to CSA pursuant to the settlement agreement.

     In connection with the second settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to common stock and a reduction to additional paid in capital. The $2.8 million of debt accrues interest at 10% per annum and requires payments of $37,500 commencing on March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until all outstanding principal and accrued interest is paid in full. In any event, payment of any unpaid principal and accrued interest is due by October 1, 2003.

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

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) None.

        (b) None.

        (c) None.

        (d) None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            10.1 -- Stock Option Agreement dated February 2, 2001 between
                    James W. Dolan and MAI Systems Corporation.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MAI  SYSTEMS CORPORATION
                                               (Registrant)


Date: May 21, 2001                             /s/ JAMES W. DOLAN
                                               ---------------------------------
                                                   James W. Dolan
                                                   Chief Financial and Operating
                                                   Officer (Chief Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

10.1 Stock Option Agreement dated February 2, 2001 between James W. Dolan and MAI Systems Corporation.