Form 10-Q
period 2001-06-30
MAI SYSTEMS CORP
filed 2001-08-14
CIK 760436

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes  [X]      No  [ ]

As of July 25, 2001, 13,691,085 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                       December 31,         June 30,
                                                                                           2000               2001
                                                                                       -----------          ---------
                                                                                            (dollars in thousands)
ASSETS
Current assets:
     Cash                                                                                $   1,019          $     686
     Receivables, less allowance for doubtful accounts
           of $2,154 in 2000 and $1,664 in 2001                                              4,338              4,110
     Inventories                                                                               325                264
     Notes receivable                                                                        2,700                 --
     Investment in subsidiary held for sale                                                     --              2,700
     Prepaids and other assets                                                                 807                995
                                                                                         ---------          ---------

              Total current assets                                                           9,189              8,755

Furniture, fixtures and equipment, net                                                       1,882              1,617
Intangibles, net                                                                             5,308              3,978
Other assets                                                                                    66                 70
                                                                                         ---------          ---------

              Total assets                                                               $  16,445          $  14,420
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Bridge Loan                                                                         $     220          $      --
     Current portion of long-term debt                                                         274                228
     Accounts payable                                                                        7,395              4,715
     Customer deposits                                                                       2,234              1,615
     Accrued liabilities                                                                     4,182              3,493
     Income taxes payable                                                                      272                109
     Unearned revenue                                                                        5,423              5,313
                                                                                         ---------          ---------

              Total current liabilities                                                     20,000             15,473

Line of credit                                                                               2,579              2,598
Long-term debt                                                                               5,234              8,561
Other liabilities                                                                              742                761
                                                                                         ---------          ---------

              Total liabilities                                                             28,555             27,393
                                                                                         ---------          ---------

Stockholders' deficiency:
     Preferred Stock, par value $0.01 per share; 1,000,000
         shares authorized, none issued and outstanding                                         --                 --
     Common Stock, par value $0.01 per share; authorized 24,000,000 shares;
         11,006,658 and 13,691,085 shares issued and outstanding at December 31,
         2000 and June 30, 2001, respectively                                                  113                140

     Additional paid-in capital                                                            220,622            218,034
     Accumulated other comprehensive income                                                     80                 90
     Accumulated deficit                                                                  (232,925)          (231,237)
                                                                                         ---------          ---------

              Total stockholders' deficiency                                               (12,110)           (12,973)
                                                                                         ---------          ---------


              Total liabilities and stockholders' deficiency                             $  16,445          $  14,420
                                                                                         =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                    For the Three Months Ended     For the Six Months Ended
                                                                            June 30,                       June 30,
                                                                       2000           2001           2000           2001
                                                                    ---------       ----------     --------       ---------
                                                                    (in thousands, except per     (in thousands, except per
                                                                            share data)                   share data)
Revenue
     Software, networks and professional services:
           Software sales                                            $  1,769       $  1,543       $  3,291       $  3,326
           Network and computer equipment                                 143            221            646            445
           Professional  services                                       6,193          4,987         11,250         10,083
                                                                     --------       --------       --------       --------
                                                                        8,105          6,751         15,187         13,854

     Legacy revenue                                                     1,812            996          3,702          2,025
                                                                     --------       --------       --------       --------

                    Total revenue                                       9,917          7,747         18,889         15,879

Direct costs                                                            4,578          2,785          9,373          6,037
                                                                     --------       --------       --------       --------

                    Gross profit                                        5,339          4,962          9,516          9,842

Selling, general and administrative expenses                            2,963          2,409          6,257          4,843
Research and development costs                                          1,155          1,219          2,198          2,490
Amortization of intangibles                                               642            664          1,297          1,329
Other operating (income) expense, net                                      21            (30)            58         (1,396)
                                                                     --------       --------       --------       --------

                    Operating income (loss)                               558            700           (294)         2,576

Interest income                                                            97              4            155             56
Interest expense                                                         (387)          (410)          (748)          (865)
                                                                     --------       --------       --------       --------

                    Income (loss) before income taxes                     268            294           (887)         1,767

Provision for income taxes                                                 --              1             --             79
                                                                     --------       --------       --------       --------

Net income (loss)                                                    $    268       $    293       $   (887)      $  1,688
                                                                     ========       ========       ========       ========

Income (loss) per share:


Basic income (loss) per share                                        $   0.02       $   0.02       $  (0.08)      $   0.13
                                                                     ========       ========       ========       ========


Diluted income (loss) per share                                      $   0.02       $   0.02       $  (0.08)      $   0.13
                                                                     ========       ========       ========       ========

Weighted average common shares used in determining income (loss per share:

     Basic                                                             10,907         13,679         10,907         12,537
                                                                     ========       ========       ========       ========

     Diluted                                                           10,986         13,847         10,907         12,705
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

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                        (in thousands, except per
                                                              share data)

                                                           2000          2001
                                                        --------       ----------
Net cash provided by (used in) operating activities      $  (553)      $   143
                                                         -------       -------

Cash flows from investing activities -

         capital expenditures                               (172)         (128)
                                                         -------       -------


Cash flows from financing activities:

         Net increase in line of credit                       47            19
         Repayments of long-term debt                       (156)         (159)
         Repayments of Bridge Loan                          (750)         (220)
                                                         -------       -------

Net cash used in financing activities                       (859)         (360)
                                                         -------       -------

Effect of exchange rate changes on cash and cash
     equivalents                                              36            12
                                                         -------       -------

Net change in cash and cash equivalents                   (1,548)         (333)
                                                         -------       -------

Cash and cash equivalents at beginning of period           2,645         1,019
                                                         -------       -------

Cash and cash equivalents at end of period               $ 1,097       $   686
                                                         =======       =======


Supplemental disclosure of non - cash investing and financing activities (See Notes 6 and 7).



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                         Six Months ended June 30, 2001
                                   (Unaudited)

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

2.       INVENTORIES

         Inventories are summarized as follows:


                     December 31,     June 30,
                         2000           2001
                     ------------     --------
                        (dollars in thousands)
Finished goods           $124           $146
Replacement parts         201            118
                         ----           ----

                         $325           $264
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

         Shares of common stock were distributed by the Company to its former creditors. As of July 25, 2001, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding.


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

         In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims by the Company against HIS relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of June 30, 2001, the fair market value of the Company's common stock was $0.50 per share, which would result in approximately 1,622,000 additional shares being issued. Also, included in the escrow account at June 30, 2001 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of June 30, 2001, the final purchase price has not been determined.

5.       BUSINESS DIVESTITURE

         On June 19, 1999, the Company sold GSI for an amount in excess of the book value of net assets sold. Assets sold of approximately $3,749,000 consisted of accounts receivable of $1,514,000, inventories of $364,000, furniture, fixtures and equipment of $218,000, intangible assets of $1,573,000 and prepaid expenses of $80,000. Liabilities assumed by the buyer consisted of accounts payable and accrued liabilities of $197,000, deposits of $100,000, unearned revenue of $351,000 and long-term debt of 446,000. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively. Interest was paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note was guaranteed by a third party. Principal payments and interest, at prime plus 1%, was to commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

         Imputing interest at a rate of 10%, the present value of the $2,325,000 promissory note at the date of sale was $1,682,000 which resulted in a combined carrying value of $4,282,000 for all three promissory notes. The gain on sale of $1,227,000 had been deferred until collection of the proceeds representing the gain can be assured. As of December 31, 2000 the Notes were held for sale and have been written down to an amount which approximated their estimated net realizable value of $2,700,000.

         On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the common stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of the future sale price, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with the third party for approximately $3.2 million whereby all of the assets of GSI will be acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement require a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment to be paid the earlier of 120 days from the Agreement date or the date the buyer receives the requisite licenses and approvals in all gaming jurisdictions. Upon receipt of the $1.5 million payment, the third party will also be required to pay $500,000 in April 2002 and the remaining $500,000 in January 2003 subject to a maximum of $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement. In the event that the buyer does not receive certain licenses or approvals from the respective gaming authorities, the buyer shall have the right to cancel the Agreement and return the GSI business to the Company, including its assets and employees to the Company with no further obligation. The Company has deferred any gain due to the contingent nature of this sales transaction. The Company believes that the $2.7 million carrying value is recoverable and, accordingly, is classified as current in the accompanying consolidated balance sheets.

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

         In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bears interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2003. The facility was again amended on April 13, 2000 and September 12, 2000. In accordance with the amendments, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and required $35,000 weekly principal payments on the Bridge Loan, except for the period from September 12, 2000 through December 8, 2000, which required monthly payments of $35,000, until it was paid in full. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment on April 13, 2000, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of June 30, 2001.

         At December 31, 2000 and June 30, 2001, approximately $2,579,000 and $2,598,000, respectively, was available and drawn down under the credit facility.


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

         On April 13, 2000, the Company entered into an agreement with Canyon which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal.

7.       COMMON STOCK

         In January and February of 2001, the Company entered into agreements with several creditors to retire approximately $2.1 million of obligations outstanding as of December 31, 2000 in exchange for 798,000 shares of Common Stock and $470,000 of cash. This resulted in a gain of $1,377,000 in the first quarter of 2001. To fulfill its performance under the agreement, the Company issued the 798,000 shares of its Common Stock and filed an S-3 Registration statement in March 2001 to cause them to become tradable with the effectiveness of the Registration Statement. As of July 25, 2001 the Company has paid approximately $317,000 pursuant to these agreements with the remainder to be paid over the next thirteen months.

         In May 2001, the Company issued 35,000 shares of its Common Stock valued at $13,000, its fair market value at the date of issuance, to a creditor to satisfy certain of its obligations.


8.       INCOME (LOSS) PER SHARE OF COMMON STOCK

         Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for the six months period ended June 30, 2000 there were no common stock equivalents as the effect of common stock equivalents would be anti-dilutive.

         The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                             For The Three Months Ended    For The Six Months Ended
                                                      June 30,                     June 30,
                                                  2000         2001           2000          2001
                                             ----------      ----------    --------       ---------
                                              (in thousands, except per    (in thousands, except per
                                                    share data)                  share data)
Numerator:

Numerator for basic and diluted earnings
   (loss) per share - net (loss) income         $   268      $   293        $  (887)      $ 1,688
                                                =======      =======        =======       =======

Denominator:

Denominator for basic earnings (loss)
   per share-weighted average number
   of common shares outstanding during
   the period                                    10,907       13,679         10,907        12,537

Incremental common shares attributable
   to exercise of outstanding options                79          168             --           168
                                                -------      -------        -------       -------

Denominator for diluted earnings (loss)
   per share                                     10,986       13,847         10,907        12,705
                                                =======      =======        =======       =======

Basic earnings (loss) per share                 $  0.02      $  0.02        $ (0.08)      $  0.13
                                                =======      =======        =======       =======

Diluted earnings (loss) per share               $  0.02      $  0.02        $ (0.08)      $  0.13
                                                =======      =======        =======       =======


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

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations". This statement requires that all business initiated after June 30,2001 be accounted for by a single method - the purchase method. It also sets forth criteria for the identification of intangible assets apart from goodwill. At the same time, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in financial statements. Specifically, SFAS No. 142 requires that goodwill be tested for impairment annually and that amortization of goodwill cease. SFAS No. 142 is required to be implemented by the Company commencing on January 1, 2002. The Company is currently assessing the impact these new standards will have on the Company's results.

10.      LEGAL PROCEEDINGS




         Chapter 11 Bankruptcy Proceedings

         At June 30, 2001, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.


         CSA Private Limited

         CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its common stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the registration statement filing by November 1, 1999, CSA initiated a second lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause the Company to file a registration statement.

         The Company entered into a second settlement agreement with CSA in February 2001, whereby it agreed to take the following steps on or before March 1, 2001: (i) issue CSA additional shares of its Common Stock to bring CSA's total share ownership to 2,433,333 shares; (ii) immediately file a registration statement for all of CSA's shares of our common stock; and (iii) execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three (3) senior secured leaders and requires cash installment payments to commence June 1, 2002. The number of shares which may be sold by the selling shareholder includes: (i) CSA's current ownership of 517,319 shares, and (ii) 1,916,014 additional shares which were issued to CSA pursuant to the settlement agreement.

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


                               For The Three Months Ended     For The Six Months Ended
                                        June 30,                      June 30,
                                    2000        2001              2000         2001
                               ----------      ----------     ---------       --------
Net (loss) income                  $  268      $  293            $ (887)      $1,688

Change in cumulative
translation Adjustments               156           7               390           10
                                   ------      ------            ------       ------

Comprehensive (loss) income        $  424      $  300            $ (497)      $1,698
                                   ======      ======            ======       ======


Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, working capital improved from a working capital deficiency of $10,811,000 at December 31, 2000 to a working capital deficiency of $6,718,000. Excluding unearned revenue of $5,313,000, the Company's working capital deficiency at June 30, 2001 would be $1,405,000 or a ratio of current assets to current liabilities of 0.86 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2000 was $5,388,000, with a current ratio of 0.63 to
1.0. Excluding unearned revenue, the decrease in the working capital deficiency of $3,983,000 was primarily attributable to decreases in the Coast Bridge Loan of $220,000, accounts payable of $2,680,000 (mainly due to vendor settlements described in Note 7 to the consolidated financials statements), deposits of $619,000 and accrued liabilities of $689,000 and an increase in prepaids and other assets of $188,000 offset by decreases in cash of $333,000 and receivables of $228,000.

Cash was $686,000 at June 30, 2001, as compared to $1,019,000 at December 31, 2000. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At June 30, 2001, approximately $2,598,000 was available and drawn down under this facility. The facility expires on April 30, 2003.

Net cash used in investing activities for the six months ended June 30, 2001, totaled $128,000, which represented capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2001 totaled $360,000, which is comprised of $159,000 and $220,000 in repayments of long-term debt and Bridge Loan, respectively, offset by a $19,000 increase in the secured revolving credit facility. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt. The facility, and subordinated debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including an adjusted minimum consolidated net worth of $4,922,000 as of June 30, 2001, minimum quarterly debt coverage ratio of 1.1:1 and minimum quarterly profitability of $250,000. We were in compliance with these covenants as of June 30, 2001. In the event that we are not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the facility and subordinated debt would become immediately due and payable. The restrictions and covenants are assessed quarterly.

Stockholders' deficiency increased from $12,110,000 at December 31, 2000 to $12,973,000 at June 30, 2001, mainly as a result of a reduction to additional paid in capital relating to final resolution of the settlement with CSA. Principal and interest payments on $2.8 million of CSA debt commence on June 1, 2002. The decrease was offset by net income for the period of $1,688,000 and approximately $240,000 of common stock issued during the period.


Net cash provided by operating activities for the six months ended June 30, 2001 totaled $143,000 and mainly related to net income for the period of $1,688,000, non-cash charges for depreciation and amortization of tangible and intangible assets, of $1,809,000, a gain recorded on the issuance of common stock for settlement of vendor obligations of $1,377,000 and a decrease in receivables of $176,000 offset by decreases in accounts payable and customer deposits of $1,732,000, accrued liabilities of $164,000, taxes payable of $144,000, unearned revenue of $110,000 and increases in prepaids and other assets of $109,000. The Company expects that it will continue to generate cash from its operating activities in fiscal 2001.


Although the Company has a net stockholders' deficiency of $12,973,000 at June 30, 2001, the Company believes it will generate sufficient funds from operations and obtain additional financing, as needed, in 2001 to meet its operating and capital requirements. The Company expects to generate positive cashflow during 2001 from shipping out products and services from its $14 million backlog as of June 30, 2001 as well as new orders. Also, the Company entered into an agreement for the sale of its investment in GSI for approximately $3.2 million, subject to adjustment, and has received a $1 million non-refundable cash deposit on July 27, 2001. Subject to certain contingencies being resolved, the Company will receive $1,500,000 in November 2001, $500,000 in April 2002 and the balance in January 2003.

Lastly, the Company has historically been successful in securing additional capital, when needed, to meet operating and capital requirements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

                                      Three Months Ended    Percentage  Three Months Ended    Percentage
                                        June 30, 2000       of Revenue    June 30, 2001       of Revenue
                                      ------------------    ----------  ------------------    ----------
                                        (in thousands)                    (in thousands)
Revenues:
    Hospitality                         $ 7,032                70.9%      $ 6,272                 81.0%
    Process Manufacturing                 1,073                10.8%          479                  6.2%
    Legacy                                1,812                18.3%          996                 12.8%
    Total revenue                         9,917               100.0%        7,747                100.0%
Gross profit                              5,339                53.8%        4,962                 64.1%
Selling, general &
   Administrative expenses                2,963                29.9%        2,409                 31.1%
Research and development
   costs                                  1,155                11.6%        1,219                 15.7%
Amortization of intangibles                 642                 6.5%          664                  8.6%
Other operating (income) / expense           21                 0.2%          (30)                (0.4%)

Revenue for the quarter ended June 30, 2001 was $7,747,000 compared to $9,917,000 in 2000, or a 21.9% decrease. We continue to transition from our legacy business to the sale of enterprise solutions as 87.2% of our 2001 revenue resulted from our enterprise solutions business as compared to 81.7% in 2000. Our revenue from our sales of enterprise solutions in industries in which we compete (hospitality and process manufacturing), decreased 16.7% compared to the prior quarter. Hospitality revenue decreased 10.8% from $7,032,000 in 2000 to $6,272,000 in 2001, as a result of decreased software sales and professional services mainly due to decreased market spending on information technology in 2001 due to economic uncertainties in the industry. Process Manufacturing decreased from $1,073,000 in 2000 to $479,000 in 2001 as the process business unit transitioned from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in the first quarter of 2001. Consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 45.0% quarter over quarter, largely due to expected decreased volume and customers replacing their legacy systems due to Year 2000 compliance.

The decrease in revenue for our hospitality, process manufacturing and legacy business units from 2000 to 2001 were mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian hospitality operations decreased from $772,000 in 2000 to $497,000 in 2001. The deterioration of revenue from 2000 to 2001 is mainly due to the continued generally depressed condition of the Asian economies resulting in a decrease in sales in the region.

Gross profit increased to 64.1% in 2001 from 53.8% in 2000 due to a decrease of professional and software support services costs which generated gross margins of 18% and 76% respectively in 2001 and 9% and 56% respectively in 2000.

Selling, general and administrative expenses ("SG&A") decreased 18.7% from $2,963,000 in 2000 to $2,409,000 in 2001. The decrease is mainly due to decreased payroll and facilities costs and the reduction in the use of third party service providers for the Company's hospitality division. As a result SG&A for the Company's hospitality division decreased from $2,091,000 in 2000 to $1,621,000 in 2001.

Research and development costs increased 6% over the comparable period in 2000. This is primarily a result of increased headcount in the Company's hospitality division and an increase in the use of contracted research and development personnel in 2001. Research and development costs for the hospitality division increased from $930,000 in 2000 to $1,100,000 in 2001 as a result of the Company's efforts and focus on new product development as well as enhancements to its current products.

The 8.6% increase in amortization of intangibles versus the comparable period of 2000 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.



Six Months Ended June 30, 2000 Compared to Six Months Ended June 31, 2001.


                                          Six Months Ended    Percentage    Six Months Ended     Percentage
                                            June 30, 2000     of Revenue     June 30, 2001       of Revenue
                                          ----------------    ----------     -------------       ----------
                                           (in thousands)                    (in thousands)
Revenues:
    Hospitality                               $ 12,654           67.0%          $ 12,770            80.4%
    Process Manufacturing                        2,533           13.4%             1,084             6.8%
    Legacy                                       3,702           19.6%             2,025            12.8%
   Total revenue                                18,889          100.0%            15,879           100.0%
Gross profit                                     9,516           50.4%             9,842            62.0%
Selling, general &
   administrative expenses                       6,257           33.1%             4,843            30.5%
Research and development
   costs                                         2,198           11.6%             2,490            15.7%
Amortization of intangibles                      1,297            6.9%             1,329             8.4%
Other operating (income) expense                    58            0.3%            (1,396)           (8.8%)

Revenue for 2000 was $18,889,000 compared to $15,879,000 in 2001 or a 15.9%
decrease. We continue to transition from our legacy business to the sale of enterprise solutions as 87.2% of our 2001 revenue resulted from our enterprise solutions business as compared to 80.4% in 2000. Process Manufacturing decreased from $2,533,000 in 2000 to $1,084,000 in 2001 as the process business unit transitioned from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in the first quarter of 2001. Consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 45.3% year over year, largely due to expected decreased volume and customers replacing their legacy systems due to Year 2000 compliance.

The decrease in revenue for our process manufacturing and legacy business units from 2000 to 2001 were mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian hospitality operations decreased from $1,675,000 in 2000 to $1,071,000 in 2001. The deterioration of revenue from 2000 to 2001 is mainly due to the continued generally depressed condition of the Asian economies resulting in a decrease in sales in the region. Domestic hospitality revenue increased from $9,782,000 in 2000 to $10,624,000 in 2001 due to an increase in professional services revenue.

Gross profit increased from 50.4% to 62.0% due to decrease of professional and software support services costs which generated gross margins of 29% and 69% respectively in 2001 and 16% and 57% respectively in 2000.

Selling, general and administrative expenses ("SG&A") decreased 22.6% from $6,257,000 in 2000 to $4,843,000 in 2001. The decrease is mainly due to decreased payroll and facilities costs and the reduction in the use of third party service providers for the Company's hospitality division. As a result SG&A for the Company's hospitality division decreased from $4,789,000 in 2000 to $3,491,000 in 2001.

Research and development costs increased 13.3% over the comparable period in 2000. This is primarily a result of increased headcount in the Company's hospitality division and an increase in the use of contracted research and development personnel in 2001. Research and development costs for the hospitality division increased from $1,692,000 in 2000 to $2,175,000 in 2001 as a result of the Company's efforts and focus on new product development as well as enhancements to its current products.

The 8.6% increase in amortization of intangibles versus the comparable period of 2000 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

Other operating income was $1,396,000 in the first half of 2001 as a result of the Company issuing common stock to certain creditors to satisfy its obligations which resulted in a gain of $1,377,000 in the first quarter of 2001. There were no such transactions in 2000.


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

In July 2001, the FASB issued SFAS No. 141 "Business Combinations". This statement requires that all business initiated after June 30,2001 be accounted for by a single method - the purchase method. It also sets forth criteria for the identification of intangible assets apart from goodwill. At the same time, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in financial statements. Specifically, SFAS No. 142 requires that goodwill be tested for impairment annually and that amortization of goodwill cease. SFAS No. 142 is required to be implemented by the Company commencing on January 1, 2002. The Company is currently assessing the impact these new standards will have on the Company's results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         MARKET RISK DISCLOSURES

         The following discussion about the Company's market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for hedging, speculative, or trading purposes.

         INTEREST RATE SENSITIVITY

         Of the Company's $11.7 million principal amount of indebtedness at June 30, 2001, $2.6 million bears interest at a rate that fluctuates based on changes in prime rate. A one percentage point change in the underlying prime rate would result in a $26,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $9.1 million, $5.7 million bears interest at a fixed rate of 11%, $2.9 million bears interest at a fixed rate of 10% and $436,000 million bears fixed interest rates ranging from 6% to 17.5%.



         FOREIGN CURRENCY RISK

         The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended June 30, 2001.

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


         CSA Private Limited

         CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its common stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the registration statement filing by November 1, 1999, CSA initiated a second lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

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

         (d)      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Annual Meeting of Stockholders.

                  The Company held its Annual Meeting of Stockholders on May 21, 2001 at the Hollywood Roosevelt Hotel, 7000 Hollywood Boulevard, Los Angeles, California.


         (b)      Elected Directors of Registrant.

                  The following persons were elected to serve as directors of the Company.

                            Richard S. Ressler
                            Morton O. Schapiro
                            Zohar Loshitzer
                            Stephen Ross
                            Steven F. Mayer


         (c)      Items Voted Upon by Stockholders of the Registrant.

                  The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

----------------------------------------------------------------------------------------------------------
                                               Votes Against Or
        Subject               Votes For            Withheld            Abstentions        Broker Non-Votes
----------------------------------------------------------------------------------------------------------
      ELECTION OF
       DIRECTORS:
   Richard S. Ressler         8,399,349             197,692                 0                     0
   Morton O. Shapiro          8,393,372             203,669                 0                     0
    Zohar Loshitzer           8,399,452             203,669                 0                     0
      Stephen Ross            8,362,686             234,355                 0                     0
    Steven F. Mayer           8,362,686             234,355                 0                     0
----------------------------------------------------------------------------------------------------------
    RATIFICATION OF           7,564,603             541,654              490,784                  0
   AMENDMENT TO 1993
 EMPLOYEE STOCK OPTION
         PLAN:
----------------------------------------------------------------------------------------------------------
    ADOPTION OF 2001          7,669,636             434,644              492,761                  0
 RESTRICTED STOCK PLAN:
----------------------------------------------------------------------------------------------------------
  RATIFICATION OF THE         8,101,741              6,136               489,164                  0
 COMPANY'S SELECTION OF
KPMG LLP AS INDEPENDENT
AUDITORS FOR THE COMPANY
----------------------------------------------------------------------------------------------------------



         (d)      None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         10.2 Settlement and Reconveyance Agreement dated April 6, 2001 between MAI Systems Corporation and Logix Development Corporation, a California Corporation.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAI  SYSTEMS CORPORATION
                                        (Registrant)




Date: August 14, 2001                   /s/ James W. Dolan
                                        ----------------------------------------
                                        James W. Dolan
                                        Chief Financial and Operating Officer
                                        (Chief Financial and Accounting Officer)

                                 EXHIBIT INDEX


10.2     Settlement and Reconveyance Agreement dated April 6, 2001 between MAI
         Systems Corporation and Logix Development Corporation, a California
         Corporation.