Form 10-K405/A
period 2000-12-31
MAI SYSTEMS CORP
filed 2001-10-26
CIK 760436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

                               ------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 1-9158
                           --------------------------
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

                           --------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock $0.01 par value per share

                           --------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Certificate of Incorporation authorizes the issuance of 24,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock were previously distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At August 29, 2001, the number of issued and outstanding shares of the Company's Common Stock was 13,691,085 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $3,847,176. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No

                           --------------------------

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

We market our products and services primarily through a team selling approach, which utilizes our nationwide network of sales offices. This approach involves a coordinated effort between our field sales personnel, and our corporate office software development, marketing, contract administration and financial staff. All of our products and services are also available through a limited number of distributors, independent value-added resellers ("VARs"), authorized service representatives and independent software vendors ("ISVs").


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

During 2000, our aggregate revenue was derived from geographic areas as follows:


                                       Percentage of
                                       Total Revenue
                                       -------------

          United States                   79.1%
          Asia                            10.5%
          Canada                           4.7%
          United Kingdom                   3.4%
          Other Areas                      2.3%
                                        ------
              Total                      100.0%
                                        ======



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

Set forth below is certain information concerning orders, shipments and backlog for 1999 and 2000:

                                        (dollars in millions)
                                           1999      2000
                                          -----      ----
          Orders received (net of
          cancellations)                  $15.5      $7.9
          Shipments                        23.3      10.1
          Backlog (at period end)          14.0      11.8

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

Under the Plan of Reorganization, there was no recovery for holders of our $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization. We commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. Through December 31, 2000, we had distributed 6,758,251 shares of Common Stock (approximately 49.4% of our current issued and outstanding shares) to our former creditors in settlement of all outstanding claims, except for the tax claim discussed below.. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 2000, $74,570 in cash had been distributed pursuant to such provision. As of December 31, 2000, all claimants' rights to elect a cash recovery have expired.

We do not believe that the Plan of Reorganization has any current material impact on our business operations. We have been able to secure revolving credit facilities and other financing during the period in which the Plan of Reorganization has been pending. In addition, suppliers and customers have not requested any extraordinary contractual provisions during this period.

At December 31, 2000, there is only one material claim to be settled before the Chapter 11 proceedings can be formally closed, a tax claim with the United States Internal Revenue Service (the "Service") in the amount of $712,000. The amount of this claim is in dispute. We reserved $712,000 for settlement of this claim, , which upon settlement, it is anticipated would be payable to the Service, interest only at 6% per annum for a period of 72 months, at which time the entire outstanding balance would be due and payable. The dispute relates to complex alternative minimum tax and interest calculations covering the period 1988 though 1989.


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

WE HAVE RECENTLY SETTLED LITIGATION AND ISSUED A SUBSTANTIAL NUMBER OF SHARES TO A SHAREHOLDER WHO MAY BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE

In February 2001 we agreed to settle certain litigation which requires that we issue and register with the United States Securities and Exchange Commission (the "Commission") a substantial number of shares for an existing shareholder, CSA Private Limited ("CSA"). CSA received these shares pursuant to our acquisition of our Hotel Information Systems subsidiary as described under "Legal Proceedings -- CSA Private Limited versus MAI Systems Corporation." CSA Based upon this settlement CSA has become our largest shareholder and beneficially owns approximately 18% of our common stock. If this shareholder decides not to sell its shares of common stock or sells the shares in a block to a third party, either this shareholder or the party or parties it sells to in any "block" sale may be able to exert significant influence over our affairs because they have approximately 18% of the voting control on any matter that may be submitted for a shareholder vote. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

THE PRICE OF OUR COMMON  STOCK MAY DECLINE DUE TO SALES BY CERTAIN SHAREHOLDERS

In January and February 2001 we entered into agreements with various creditors to retire approximately $2.2 million of obligations outstanding partially through the issuance of new shares of common stock which we agreed to register with the Commission. These issuances, included with the issuance to our new principal shareholder, totaled approximately 24.8% of our then issued and outstanding common stock. Sales by these shareholders of a part or substantially all of their shares of our common stock in the market or the perception that sales may occur could cause the market price of our common stock to drop.

At August 29, 2001, we had 13,691,085 shares of common stock outstanding. Upon registration of the shares owned by the selling shareholders as defined in the Form S-3 filed with the Commission, approximately 76% of our outstanding shares will be freely tradable, The remaining shares are either held by "affiliates," as defined under Rule 144 under the Securities Act of 1933, or are "restricted securities" under such rule. In such cases, shares may be sold pursuant to registration under the Securities Act, or to the extent permitted by Rule 144 or another exemption under the Securities Act.

OUR AGREEMENTS WITH OUR PRIMARY LENDER AND THREE OTHER SUBSTANTIAL CREDITORS REQUIRE SUBSTANTIAL ON-GOING PAYMENTS

We have agreements with Coast Business Credit ("Coast") and three other creditors that require substantial on-going payments and affect the availability of our cash flow to be used for other material company operations. As of December 31, 2000 these obligations were as follows:

      - A balance due to Coast of approximately $2,579,000 on a secured revolving credit facility with a current monthly interest payment obligation of approximately $30,000;

      - A balance due to Coast of $220,000 on a Bridge Loan with a current weekly principal payment obligation of $35,000;

      - A balance due under our 11% subordinated notes payable to an investment fund managed by Canyon Capital Management LP ("Canyon") of approximately $5,710,000, with a current weekly interest payment obligation of $12,500;

      - A balance due under our settlement agreement with Getronics Corporation of approximately $885,000, with a current monthly payment obligation of $35,000 and $150,000 due on or before June 30, 2001; and

      - A tentative agreement to issue a secured promissory note due to CSA in the amount of $2,800,000, with monthly payments of $37,500 commencing on March 1, 2002 and ending on September 1, 2002, and monthly payments of $107,500 commencing on October 1, 2002 until all outstanding principal and interest is paid.


As of December 31, 2000 we were current on our payment obligations to Coast, Canyon and Getronics and are in compliance with all covenants under our respective agreements with these entities. In the event that we are unable to meet the required payments to our primary lender or meet our payment obligations to our other secured creditors, they are entitled to exercise certain rights under the respective agreements we have with them, including but not limited to, foreclosing on all of our tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern.

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

As stated above, we have incurred substantial indebtedness with four creditors which must be repaid or restructured over the next thirty months. We anticipate that this indebtedness may require additional financing. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants or to repay such indebtedness when due would have a material adverse effect on our business, prospects, financial condition and results of operation.

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

TRADING IN OUR COMMON STOCK IS LIMITED

The recent trading volume for our common stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies. During the twelve months ended December 31, 2000, the average daily trading volume has been approximately 26,000 shares, whereas the average daily trading volume for an American Stock Exchange listed stock is substantially higher. There can be no assurance that a stockholder who desires to sell shares of common stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.


OUR PRINCIPAL BUSINESS LINE, HOSPITALITY SYSTEMS, IS SUBJECT TO CYCLICAL BUSINESS CONDITIONS

We believe that the growth of our hospitality information systems business is attributable in part to the current health of the hospitality industry, compared to the condition of that industry in the early 1990's. Approximately 73% of our gross revenues were derived from sales to the hospitality industry for the year ended December 31, 2000. We cannot predict the duration of the current favorable climate in the hospitality industry. Any significant slowdown in the hotel occupancy rates or new hotel construction in our primary market in the United States could have a material adverse affect on our financial performance.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS

Approximately 21% of our revenues in the year ended December 31, 2001 were derived from foreign operations and approximately 29% of our work force is based outside the domestic United States. Our financial performance is affected to some extent by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. International sales are subject to inherent risks, including:

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

AMERICAN STOCK EXCHANGE MARKET LISTING

We were notified by The American Stock Exchange ("AMEX") that we no longer comply with the requirements for continued listing and have subsequently met with exchange officials to review such requirements. Based upon this meeting the AMEX has determined that it will continue our listing pending review of our Form 10-K for 2000 and has requested a report updating the exchange on financial projections and other operational matters. We are cooperating with the AMEX in its decision making process and have submitted a detailed report regarding how we intend to correct deficiencies which exist. The report addresses the AMEX's stated concerns about our losses in three of the four most recent years and our stockholders' deficiency. We cannot provide any assurance that we will remain listed on the American Stock Exchange or that we will not be delisted at some later time. In the event of a delisting, we will attempt to have our common stock listed on the over-the-counter electronic bulletin board sponsored by Nasdaq. In such event, investors may find it more difficult to trade in our common stock or to obtain accurate, current information concerning market prices. This could have a substantially negative impact on the trading prices and the liquidity of the market for our common stock. In addition, there would likely be a more negative perception of our company by investors, customers and third parties doing business or considering doing business with us. Also, following delisting, our company would be treated less favorably with respect to regulatory requirements that are dependent upon listing on a national stock exchange. For example, our common stock would cease to be a covered security for purposes of Section 18 of the Securities Act of 1933, which provides an exemption from state securities registration or qualification requirements.


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

ITEM 2.  PROPERTIES

As of February 28, 2001, the principal properties utilized by the Company were as follows:

                                                                          Approximate Total
                           Type of Facility                                Square Footage              Location
                           ----------------                               -----------------           --------
Corporate and Hospitality Headquarters, warehousing, administration,            50,210              Irvine, California
marketing, sales, development and support
Product development, sales and support                                           3,151              Concord, California
Process Manufacturing headquarters, marketing, sales, development, and          16,370              Tarrytown, New York
support
MAI Canada Ltd. Administration, sales, education, warehousing, test              6,710              Ontario, Canada
and repair
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing,               3,638              Hong Kong
sales, and support
Hotel Information Systems (Ltd) Singapore sales and support                      4,527              Singapore
MAI Information Solutions Limited, European Headquarters, marketing,             2,201              London
sales and support

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

          Period                                High        Low
          ------                                ----        ---
          Fiscal 1999:
               First Quarter                    $3.25       $2.13
               Second Quarter                    4.00        1.88
               Third Quarter                     3.31        1.06
               Fourth Quarter                    1.25        0.44

          Fiscal 2000
               First Quarter                    $1.56       $0.81
               Second Quarter                    1.13        0.50
               Third Quarter                     0.69        0.31
               Fourth Quarter                    0.44        0.19
          Fiscal 200

               First Quarter (through
                March 20, 2001)                 $0.67       $0.19

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

INTEREST RATE SENSITIVITY

Of our $8.7 million principal amount of indebtedness at December 31, 2000, $2.8 million bears interest at a rate that fluctuates based on changes in prime rate. A percentage point change in the underlying prime rate would result in a $28,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $5.9 million, $5.25 million bears interest at a fixed rate of 11% and $0.6 million bears fixed interest rates ranging from 6% to 17.5% The face amount of our notes receivable totals $4,925,000. Of that amount, $2.6 million bears interest at a fixed rate of 10%. The remaining balance consisting of a $2,325,000 note (which has been discounted at the rate of 10% for financial reporting) is non-interest bearing until October 2002, at which time interest is payable at the rate of prime plus 1%. A one-percentage point change in the interest rate of this note would result in a $23,250 annual change in interest income beginning in October 2002. The impact reduces as the principal is paid down over the following four years.

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

10.22       Stock Option Agreement between James Dolan and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended March 31, 2001.

10.23 Stock Option Agreement between W. Brian Kretzmer and the Company dated March 24, 2000, filed as Exhibit 10.23 to the Company's 2000
            Annual Report on Form 10-K.

10.24       Warrant Agreement between W. Brian Kretzmer and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended June 30, 2000.

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

10.27       Settlement Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.27 to the Company's 2000
            Annual Report on Form 10-K.

10.28       Security Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.28 to the Company's 2000
            Annual Report on Form 10-K.

10.29       Settlement Agreement and Mutual Release and Purchase Agreement dated
            June 30, 2000 between Enterprise Hospitality Solutions, Lodging
            Touch International and Global Enterprise Technology Solutions and
            MAI Systems Corporation and Hotel Information Systems, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
            September 30, 2000.

10.30       Consulting Agreement dated July 15, 2000 between Zohar Loshitzer and
            MAI Systems Corporation, filed as Exhibit 10.30 to the Company's
            2000 Annual Report on Form 10-K.

10.31       Amendment Number Six dated September 12, 2000, to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.31 to the Company's 2000
            Annual Report on Form 10-K.

10.32       Supplement and Amendment dated January 31, 2001 to Forebearance
            Agreement between MAI Systems Corporation and CPI Securities LP, The
            Value Realization Fund, L.P., The Canyon Value Realization Fund and
            GRS Partners II dated October 28, 1999, filed as Exhibit 10.32 to the Company's 2000 Annual Report on Form 10-K.

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

                                      MAI SYSTEMS CORPORATION



                                      By: /s/ William B. Kretzmer
                                          -------------------------------------
                                          William B. Kretzmer
                                          Chief Executive Officer and President


Dated:   October 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 26, 2001.


           Signatures                           Title
           ----------                           -----


/s/Richard S. Ressler                           Chairman, Director
--------------------------------------
Richard S. Ressler


/s/William B. Kretzmer                          Chief Executive Officer and President
--------------------------------------          (Principal Executive Officer)
William B. Kretzmer


/s/James W. Dolan                               Chief Operating Officer and Chief Financial
--------------------------------------          (Principal Financial and Accounting Officer)
Officer
James W. Dolan


/s/Zohar Loshitzer                              Director
--------------------------------------
Zohar Loshitzer


/s/Morton O. Schapiro                           Director
--------------------------------------
Morton O. Schapiro

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)


                                    Balance     Charged to   Reductions      Additions                    Balances
                                   Beginning    Costs and    Due to Sale        from                       End of
                                    of Year      Expenses   of Subsidiary    Acquisition    Write-offs      Year
                                   ---------    ----------  -------------    -----------    ----------    --------
Year ended December 31, 1998:
Allowance for doubtful accounts     $1,983        $1,340        $   -            $  -        $     -        $3,323

Provision for inventory
  obsolescence                      $2,170        $  346        $   -            $  -        $     -        $2,516
                                    ======        ======        =====            ====        =======        ======

Year ended December 31, 1999:
Allowance for doubtful accounts     $3,323        $2,151        $ (75)           $  -        $(1,777)       $3,622

Provision for inventory
  obsolescence                      $2,516        $  413        $(470)           $  -        $   (86)       $2,373
                                    ======        ======        =====            ====        =======        ======
Year ended December 31, 2000:
Allowance for doubtful accounts     $3,622        $  933        $   -            $  -        $(2,401)       $2,154

Provision for inventory
  obsolescence                      $2,373        $  170        $   -            $  -        $  (345)       $2,238
                                    ======        ======        =====            ====        =======        ======

                                  Exhibit Index

Number      Exhibit
------      -------

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

10.22       Stock Option Agreement between James Dolan and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended March 31, 2001.

10.23 Stock Option Agreement between W. Brian Kretzmer and the Company dated March 24, 2000, filed as Exhibit 10.23 to the Company's 2000
            Annual Report on Form 10-K.

10.24       Warrant Agreement between W. Brian Kretzmer and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended June 30, 2000.

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

10.27       Settlement Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.27 to the Company's 2000
            Annual Report on Form 10-K.

10.28       Security Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.28 to the Company's 2000
            Annual Report on Form 10-K.

10.29       Settlement Agreement and Mutual Release and Purchase Agreement dated
            June 30, 2000 between Enterprise Hospitality Solutions, Lodging
            Touch International and Global Enterprise Technology Solutions and
            MAI Systems Corporation and Hotel Information Systems, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
            September 30, 2000.

10.30       Consulting Agreement dated July 15, 2000 between Zohar Loshitzer and
            MAI Systems Corporation, filed as Exhibit 10.30 to the Company's
            2000 Annual Report on Form 10-K.

10.31       Amendment Number Six dated September 12, 2000, to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.31 to the Company's 2000
            Annual Report on Form 10-K.

10.32       Supplement and Amendment dated January 31, 2001 to Forebearance
            Agreement between MAI Systems Corporation and CPI Securities LP, The
            Value Realization Fund, L.P., The Canyon Value Realization Fund and
            GRS Partners II dated October 28, 1999, filed as Exhibit 10.32 to the Company's 2000 Annual Report on Form 10-K.

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