Form 10-Q
period 2001-09-30
MAI SYSTEMS CORP
filed 2001-11-13
CIK 760436

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes     No
  X
-----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No
  X
-----      -----

As of October 31, 2001, 13,691,085 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI Systems Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                     December 31,   September 30,
                                                                                        2000            2001
                                                                                        ----            ----
                                                                                        (dollars in thousands)
ASSETS

Current assets:
   Cash                                                                               $   1,019       $     357
   Receivables, less allowance for doubtful accounts of $2,154 in 2000
     and $1,636 in 2001                                                                   4,338           3,892
   Inventories                                                                              325             212
   Notes receivable                                                                       2,700              --
   Investment in subsidiary held for sale                                                    --           1,700
   Prepaids and other assets                                                                807             823
                                                                                      ---------       ---------
         Total current assets                                                             9,189           6,984

Furniture, fixtures and equipment, net                                                    1,882           1,469
Intangibles, net                                                                          5,308           3,314
Other assets                                                                                 66              69
                                                                                      ---------       ---------
         Total assets                                                                 $  16,445       $  11,836
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Bridge loan                                                                        $     220       $      --
   Current portion of long-term debt                                                        274             138
   Accounts payable                                                                       7,395           3,331
   Customer deposits                                                                      2,234           1,340
   Accrued liabilities                                                                    4,182           3,532
   Income taxes payable                                                                     272             193
   Unearned revenue                                                                       5,423           3,841
                                                                                      ---------       ---------
         Total current liabilities                                                       20,000          12,375

Line of credit                                                                            2,579           2,597
Long-term debt                                                                            5,234           8,612
Other liabilities                                                                           742             768
                                                                                      ---------       ---------
         Total liabilities                                                               28,555          24,352

Stockholders' deficiency:
   Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized,
     none issued and outstanding                                                             --              --
   Common Stock, par value $0.01 per share; authorized 24,000,000 shares;
     11,006,658 and 13,691,085  shares issued and issuable at December 31, 2000
     and September 30, 2001, respectively                                                   113             140
   Additional paid-in capital                                                           220,622         218,034
   Accumulated other comprehensive income                                                    80             136
   Accumulated deficit                                                                 (232,925)       (230,826)
                                                                                      ---------       ---------
         Total stockholders' deficiency                                                 (12,110)        (12,516)
                                                                                      ---------       ---------
         Total liabilities and stockholders' deficiency                               $  16,445       $  11,836
                                                                                      =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three Months Ended   For the Nine Months Ended
                                                        September 30,               September 30,
                                                  --------------------------   -------------------------
                                                      2000          2001          2000          2001
                                                      ----          ----          ----          ----
                                                    (in thousands, except       (in thousands, except
                                                        per share data)             per share data)
Revenue
  Software, networks and professional services:
    Software sales                                  $  2,503      $  1,258      $  5,867      $  4,584
    Network and computer equipment                       435           375         1,353           821
    Professional services                              5,708         4,952        17,057        15,034
                                                    --------      --------      --------      --------
                                                       8,646         6,585        24,277        20,439

  Legacy revenue                                       1,148           860         4,406         2,885
                                                    --------      --------      --------      --------
        Total revenue                                  9,794         7,445        28,683        23,324

Direct costs                                           4,260         2,286        13,633         8,323
                                                    --------      --------      --------      --------
        Gross profit                                   5,534         5,159        15,050        15,001

Selling, general and administrative expenses           2,500         2,474         8,757         7,318
Research and development costs                           906         1,213         3,104         3,703
Amortization of intangibles                              649           664         1,946         1,993
Other operating (income) expense, net                     53           (10)          111        (1,406)
                                                    --------      --------      --------      --------
        Operating income                               1,426           818         1,132         3,393

Interest income                                          118             7           273            63
Interest expense                                        (377)         (413)       (1,125)       (1,278)
                                                    --------      --------      --------      --------
        Income before income taxes                     1,167           412           280         2,178

Provision for income taxes                                38             1            38            79
                                                    --------      --------      --------      --------
Net income                                          $  1,129      $    411      $    242      $  2,099
                                                    ========      ========      ========      ========

Income per share:

Basic income per share                              $   0.10      $   0.03      $   0.02      $   0.16
                                                    ========      ========      ========      ========

Diluted income per share                            $   0.10      $   0.03      $   0.02      $   0.16
                                                    ========      ========      ========      ========

Weighted average common shares used in
  determining income per share:

  Basic                                               10,907        13,691        10,907        12,922
                                                    ========      ========      ========      ========

  Diluted                                             10,907        13,928        10,907        13,113
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

                             MAI Systems Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                    2000           2001
                                                                    ----           ----
                                                                  (in thousands, except per
                                                                        share data)

Net cash used in operating activities                              $  (293)       $  (946)
                                                                   -------        -------

Cash flows from investing activities -
    capital expenditures                                              (216)          (282)
                                                                   -------        -------

Cash flows from financing activities:

    Net increase (decrease) in line of credit                         (205)            18
    Proceeds received from sale of subsidiary                           --          1,000
    Repayments of long-term debt                                      (285)          (240)
    Repayments of bridge loan                                         (995)          (220)
                                                                   -------        -------
Net cash provided by (used in) financing activities                 (1,485)           558
                                                                   -------        -------

Effect of exchange rate changes on cash and cash equivalents            52              8
                                                                   -------        -------
Net change in cash and cash equivalents                             (1,942)          (662)
                                                                   -------        -------
Cash and cash equivalents at beginning of period                     2,645          1,019
                                                                   -------        -------
Cash and cash equivalents at end of period                         $   703        $   357
                                                                   =======        =======


Supplemental disclosure of non-cash investing and financing activities (See Notes 6 and 7)



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MAI Systems Corporation
              Notes to Condensed Consolidated Financial Statements
                      Nine Months ended September 30, 2001
                                   (Unaudited)

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

        Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000, which is on file with the SEC.

2.      INVENTORIES

        Inventories are summarized as follows:

                                           December 31,    September 30,
                                               2000            2001
                                               ----            ----
                                              (dollars in thousands)
        Finished goods                         $124            $145
        Replacement parts                       201              67
                                               ----            ----
                                               $325            $212
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

        Shares of common stock may be distributed by the Company to its former creditors. As of October 31, 2001, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding.

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

        In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims by the Company against HIS relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of September 30, 2001, the fair market value of the Company's common stock was $0.35 per share, which would result in approximately 2,370,000 additional shares being issued. Also, included in the escrow account at September 30, 2001 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of September 30, 2001, the final purchase price has not been determined.

5.      BUSINESS DIVESTITURES

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

        Imputing interest at a rate of 10%, the present value of the $2,325,000 promissory note at the date of sale was $1,682,000 which resulted in a combined carrying value of $4,282,000 for all three promissory notes. The gain on sale of $1,227,000 had been deferred until collection of the proceeds representing the gain can be assured. As of December 31, 2000, the Notes were held for sale and were written down to an amount which approximated their estimated net realizable value of $2,700,000.

        On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the common stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of the future sale price, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement require a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001, and a $1.5 million payment to be paid the earlier of 120 days from the Agreement date or the date the buyer receives the requisite licenses and approvals in all gaming jurisdictions. Upon receipt of the $1.5 million payment, the third party will also be required to pay $500,000 in April 2002 and the remaining $500,000 in January 2003 subject to a maximum of $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement. As of July 27, 2001, current assets and current liabilities of GSI were approximately $1.9 million and $2.7 million, respectively. In the event that the buyer does not receive certain licenses or approvals from the respective gaming authorities, the buyer shall have the right to cancel the Agreement and return the GSI business to the Company, including its assets and employees to the Company with no further obligation. The Company has deferred any gain due to the contingent nature of this sales transaction. The Company believes that the $1.7 million carrying value is recoverable and, accordingly, is classified as current in the accompanying consolidated balance sheets.

        On October 9, 2001, the Company sold certain rights under customer contracts together with the related assets and liabilities of its domestic Legacy hardware maintenance division to the third party which currently provides the on-site repair and warranty service to the Company's Legacy hardware maintenance customers. Pursuant to the agreement, the Company retained the software maintenance component of the customer contracts and will continue to provide the software support services directly to the domestic Legacy customer base. Additionally, the third party will be required to pay the Company approximately 15% of the third party's hardware maintenance revenue stream relating to the hardware maintenance customer contracts subsequent to October 31, 2003. In connection with the sale, the Company received $328,000 in cash and sold approximately $119,000 of assets consisting of inventory, spare parts, fixed assets and certain accounts receivable. The third party also assumed approximately $978,000 of liabilities consisting of accrued liabilities of approximately $366,000 and deferred revenue of approximately $612,000. The sale resulted in a gain of approximately $1,187,000 in October 2001.

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

        In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bears interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2003. The facility was again amended on April 13, 2000 and September 12, 2000. In accordance with the amendments, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and required $35,000 weekly principal payments on the Bridge Loan, except for the period from September 12, 2000 through December 8, 2000, which required monthly payments of $35,000, until it was paid in full. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment on April 13, 2000, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with these covenants as of September 30, 2001.

        At December 31, 2000 and September 30, 2001, approximately $2,579,000 and $2,597,000, respectively, was available and drawn down under the credit facility.

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

7.      COMMON STOCK

        In January and February of 2001, the Company entered into agreements with several creditors to retire approximately $2.1 million of obligations outstanding as of December 31, 2000 in exchange for 798,000 shares of Common Stock and $470,000 of cash. This resulted in a gain of $1,377,000 in the first quarter of 2001. To fulfill its performance under the agreement, the Company issued the 798,000 shares of its Common Stock and filed an S-3 Registration statement in March 2001 to cause them to become tradable with the effectiveness of the Registration Statement. The S-3 Registration Statement was declared effective by the Securities Exchange Commission on October 30, 2001. As of October 31, 2001 the Company has paid approximately $362,000 pursuant to these agreements with the remainder to be paid over the next thirteen months.

        In May 2001, the Company issued 35,000 shares of its Common Stock valued at $12,000, its fair market value at the date of issuance, to a creditor to satisfy certain of its obligations.

8.      INCOME (LOSS) PER SHARE OF COMMON STOCK

        Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

        The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

                                              For The Three Months Ended     For The Nine Months Ended
                                                     September 30,                 September 30,
                                              --------------------------     -------------------------
                                                  2000           2001           2000           2001
                                                  ----           ----           ----           ----
                                               (in thousands, except per      (in thousands, except per
                                                      share data)                    share data)
Numerator:

Numerator for basic and diluted earnings
  per share - net income                       $    1,129       $   411       $     242       $ 2,099
                                               ==========       =======       =========       =======

Denominator:

Denominator for basic earnings per
  Share-weighted average number of
  Common shares outstanding during
  the period                                       10,907        13,691          10,907        12,922

Incremental common shares attributable
  To exercise of outstanding options                   --           237              --           191
                                               ----------       -------       ---------       -------

Denominator for diluted earnings
  Per share                                        10,907        13,928          10,907        13,113
                                               ==========       =======       =========       =======

Basic earnings per share                       $     0.10       $  0.03       $    0.02       $  0.16
                                               ==========       =======       =========       =======

Diluted earnings per share                     $     0.10       $  0.03       $    0.02       $  0.16
                                               ==========       =======       =========       =======

9.      ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations". This statement requires that all business initiated after June 30,2001 be accounted for by a single method - the purchase method. It also sets forth criteria for the identification of intangible assets apart from goodwill. At the same time, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in financial statements. Specifically, SFAS No. 142 requires that goodwill be tested for impairment annually and that amortization of goodwill cease. SFAS No. 142 is required to be implemented by the Company commencing on January 1, 2002. The Company is currently assessing the impact these new standards will have on the Company's results. Goodwill amortization was $413,000 and $142,000 for the three months ended September 30, 2001 and 2000 respectively, and $1,240,000 and $1,282,000 for the nine months ended September 30, 2001 and 2000 respectively.

        On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long -Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets for Be Disposed Of, it retains many of the fundamental provisions of that Statement.

        Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraodinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discounted operations to include more disposal transactions, the FASB has enhanced managements ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

        Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.

10.     LEGAL PROCEEDINGS

        Chapter 11 Bankruptcy Proceedings

        At September 30, 2001, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

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

        The Company entered into a second settlement agreement with CSA in February 2001, whereby it agreed to take the following steps on or before March 1, 2001: (i) issue CSA additional shares of its Common Stock to bring CSA's total share ownership to 2,433,333 shares; (ii) immediately file a registration statement for all of CSA's shares of our common stock; and (iii) execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three (3) senior secured leaders and requires cash installment payments to commence June 1, 2002. The number of shares which may be sold by the selling shareholder includes: (i) CSA's current ownership of 517,319 shares, and (ii) 1,916,014 additional shares which were issued to CSA pursuant to the settlement agreement. On October 30, 2001 the Securities and Exchange Commission declared the registration statement effective and as of that date CSA's shares freely tradable.

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

11.     COMPREHENSIVE INCOME

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

                                         For The Three Months Ended    For The Nine Months Ended
                                                  September 30,             September 30,
                                         --------------------------    -------------------------
                                            2000              2001      2000            2001
                                            ----              ----      ----            ----
Net income                                 $ 1,129            $411      $242           $2,099

Change in cumulative translation
adjustments                                   (194)             46        40               56
                                           -------            ----      ----           ------

Comprehensive income                       $   935            $457      $282           $2,155
                                           =======            ====      ====           ======

        Accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, working capital improved from a working capital deficiency of $10,811,000 at December 31, 2000 to a working capital deficiency of $5,391,000. Excluding unearned revenue of $3,841,000, the Company's working capital deficiency at September 30, 2001 would be $1,550,000 or a ratio of current assets to current liabilities of 0.82 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2000 was $5,388,000, with a current ratio of 0.63 to 1.0. Excluding unearned revenue, the decrease in the working capital deficiency of $3,838,000 was primarily attributable to decreases in the Coast Bridge Loan of $220,000, accounts payable of $4,064,000 (mainly due to vendor settlements described in Note 7 to the consolidated financials statements), deposits of $894,000, accrued liabilities of $650,000 and unearned revenue of $1,582,000 offset by decreases in cash of $662,000, receivables of $964,000 and notes receivable/investment in subsidiary held for sale of $1,000,000 (which represents a non refundable deposit received from the sale of GSI on July 27, 2001).

Cash was $357,000 at September 30, 2001, as compared to $1,019,000 at December 31, 2000. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At September 30, 2001, approximately $2,597,000 was available and drawn down under this facility. The facility expires on April 30, 2003.

Net cash used in investing activities for the nine months ended September 30, 2001, totaled $282,000, which represented capital expenditures.

Net cash provided by financing activities for the nine months ended September 30, 2001 totaled $558,000, which is comprised of a $1 million non-refundable cash deposit received in connection with the sale of GSI on July 27, 2001 and an $18,000 increase in the secured revolving credit facility offset by $240,000 and $220,000 in repayments of long-term debt and Bridge Loan, respectively. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt. The facility, and subordinated debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and convenants, including an adjusted minimum consolidated net worth of ($4,466,000) as of September 30, 2001, minimum quarterly debt coverage ratio of 1.1:1 and minimum quarterly profitability of $250,000. We were in compliance with these covenants as of September 30, 2001. In the event that we are not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the facility and subordinated debt would become immediately due and payable. The restrictions and covenants are assessed quarterly.

Stockholders' deficiency increased from $12,110,000 at December 31, 2000 to $12,516,000 at September 30, 2001, mainly as a result of a reduction to additional paid in capital relating to final resolution of the settlement with CSA. Principal and interest payments on $2.8 million of CSA debt commence on March 1, 2002. The decrease was offset by net income for the period of $2,099,000 and approximately $240,000 of common stock issued during the first six months of 2001.

Net cash used in operating activities for the nine months ended September 30, 2001 totaled $946,000 and mainly related to decreases in accounts payable and customer deposits of $3,392,000, accrued liabilities of $125,000, income taxes payable of $79,000, unearned revenue of $1,582,000 and a gain recorded in the first half of 2001 on the issuance of common stock for settlement of vendor obligations of $1,377,000 offset by net income for the period of $2,099,000, non-cash charges for depreciation and amortization of tangible and intangible assets, of $2,817,000 and a provision for doubtful accounts receivable of $411,000. The Company expects that it will generate cash from its operating activities during the next twelve months.

Although the Company has a net stockholders' deficiency of $12,516,000 at September 30, 2001, the Company believes it will generate sufficient funds from operations and obtain additional financing, as needed, in 2001 to meet its operating and capital requirements. The Company expects to generate positive cashflow during 2001 from shipping out products and services from its $15 million backlog as of September 30, 2001 as well as new orders. Also, the Company entered into an agreement for the sale of its investment in GSI for approximately $3.2 million, subject to adjustment, and has received a $1 million non-refundable cash deposit on July 27, 2001. Subject to certain contingencies being resolved, the Company will receive $1,500,000 by December 2001, $500,000 in April 2002 and the balance in January 2003.

Lastly, the Company has historically been successful in securing additional capital, when needed, to meet operating and capital requirements.

                              RESULTS OF OPERATIONS

                     Three Months Ended September 30, 2000
                Compared to Three Months Ended September 30, 2001

                                     Three Months Ended    Percentage   Three Months Ended    Percentage
                                     September 30, 2000    of Revenue   September 30, 2001    of Revenue
                                     ------------------    ----------   ------------------    ----------
                                       (in thousands)                     (in thousands)
Revenues:
  Hospitality                              $7,750              79.1%         $ 6,103             82.0%
  Process Manufacturing                       849               8.7%             482              6.5%
  Legacy                                    1,195              12.2%             860             11.5%
  Total revenue                             9,794             100.0%           7,445            100.0%
Gross profit                                5,534              56.5%           5,159             69.3%
Selling, general &
  Administrative expenses                   2,500              25.5%           2,474             33.2%
Research and development
  costs                                       906               9.3%           1,213             16.3%
Amortization of intangibles                   649               6.6%             664              8.9%
Other operating (income)/expense               53               0.5%             (10)            (0.1)%

Revenue for the quarter ended September 30, 2001 was $7,445,000 compared to $9,794,000 in 2000, a decrease of $2,349,000 or a 24.0% decrease. We continue to transition from our legacy business to the sale of enterprise solutions as 88.4% of our 2001 revenue resulted from our enterprise solutions business as compared to 87.8% in 2000. Our revenue from our sales of enterprise solutions in industries in which we compete (hospitality and process manufacturing), decreased 23.4% compared to the prior quarter of 2000. Hospitality revenue decreased 21.3% from $7,750,000 in 2000 to $6,103,000 in 2001, as a result of decreased software sales and professional services mainly due to decreased market spending on information technology in 2001 due to economic uncertainties in the industry. Process Manufacturing decreased from $849,000 in 2000 to $482,000 in 2001,a decrease of $367,000 or a 43.2% decrease, as the process business unit transitioned from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in the first quarter of 2001. Consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 28.0% quarter over quarter, largely due to expected decreased volume and customers replacing their legacy systems due to Year 2000 compliance.

The decrease in revenue for our hospitality, process manufacturing and legacy business units from 2000 to 2001 were mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian hospitality operations decreased from $1,402,000 in 2000 to $835,000 in 2001. The deterioration of revenue from 2000 to 2001 is mainly due to the continued generally depressed condition of the Asian economies resulting in a decrease in sales in the region.

Gross profit increased to 69.3% in 2001 from 56.5% in 2000 due to a decrease of professional and software support costs which generated gross margins of 42% and 93% respectively in 2001 and 25% and 68% respectively in 2000.

Selling, general and administrative expenses ("SG&A") decreased 1.04% from $2,500,000 in 2000 to $2,474,000 in 2001. The decrease is mainly due to decreased payroll and facilities costs and the reduction in the use of third party service providers for the Company's hospitality division. As a result, SG&A for the Company's hospitality division decreased from $1,937,000 in 2000 to $1,817,000 in 2001.

Research and development costs increased 34% over the comparable period in 2000. This is primarily a result of increased headcount in the Company's hospitality division and an increase in the use of contracted research and development personnel in 2001. Research and development costs for the hospitality division increased from $653,000 in 2000 to $1,114,000 in 2001 as a result of the Company's efforts and focus on new product development as well as enhancements to its current products.

The 2.3% increase in amortization of intangibles versus the comparable period of 2000 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

                      Nine Months Ended September 30, 2000
                Compared to Nine Months Ended September 30, 2001

                                     Nine Months Ended    Percentage   Nine Months Ended    Percentage
                                     September 30, 2000   of Revenue   September 30, 2001   of Revenue
                                     ------------------   ----------   ------------------   ----------
                                       (in thousands)                    (in thousands)
Revenues:
  Hospitality                              $20,403           71.1%          $ 18,873            80.9%
  Process Manufacturing                      3,382           11.8%             1,566             6.7%
  Legacy                                     4,898           17.1%             2,885            12.4%
  Total revenue                             28,683          100.0%            23,324           100.0%
Gross profit                                15,050           52.5%            15,001            64.3%
Selling, general &
  Administrative expenses                    8,757           30.5%             7,318            31.4%
Research and development
  Costs                                      3,104           10.8%             3,703            15.9%
Amortization of intangibles                  1,946            6.8%             1,993             8.5%
Other operating (income) expense               111            0.4%            (1,406)           (6.02%)

Revenue for 2000 was $28,683,000 compared to $23,324,000 in 2001 or a 18.7%
decrease. We continue to transition from our legacy business to the sale of enterprise solutions as 87.6% of our 2001 revenue resulted from our enterprise solutions business as compared to 82.9% in 2000. Process Manufacturing decreased from $3,382,000 in 2000 to $1,566,000 in 2001 as the process business unit transitioned from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in the first quarter of 2001. Consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 41.1% year over year, largely due to expected decreased volume and customers replacing their legacy systems due to Year 2000 compliance.

The decrease in revenue for our process manufacturing and legacy business units from 2000 to 2001 were mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian hospitality operations decreased from $3,077,000 in 2000 to $1,907,000 in 2001. The deterioration of revenue from 2000 to 2001 is mainly due to the continued generally depressed condition of the Asian economies resulting in a decrease in sales in the region.

Gross profit increased to 64.3% in 2001 from 52.5% in 2000 due to a decrease of professional and software support services costs which generated gross margins of 33% and 91% respectively in 2001 and 19% and 70% respectively in 2000.

Selling, general and administrative expenses ("SG&A") decreased 16.4% from $8,757,000 in 2000 to $7,318,000 in 2001. The decrease is mainly due to decreased payroll and facilities costs and the reduction in the use of third party service providers for the Company's hospitality division. As a result, SG&A for the Company's hospitality division decreased from $6,726,000 in 2000 to $5,308,000 in 2001.

Research and development costs increased 19.3% over the comparable period in 2000. This is primarily a result of increased headcount in the Company's hospitality division and an increase in the use of contracted research and development personnel in 2001. Research and development costs for the hospitality division increased from $2,345,000 in 2000 to $3,289,000 in 2001 as a result of the Company's efforts and focus on new product development as well as enhancements to its current products.

The 2.5% increase in amortization of intangibles versus the comparable period of 2000 is due to the increased amortization expense associated with capitalized software development costs at the Company's Process Manufacturing division.

Other operating income was $1,406,000 in 2001 mainly as a result of the Company issuing common stock to certain creditors to satisfy its obligations which resulted in a gain of $1,377,000 in the first quarter of 2001. There were no such transactions in 2000.

ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 "Business Combinations". This statement requires that all business initiated after June 30,2001 be accounted for by a single method - the purchase method. It also sets forth criteria for the identification of intangible assets apart from goodwill. At the same time, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in financial statements. Specifically, SFAS No. 142 requires that goodwill be tested for impairment annually and that amortization of goodwill cease. SFAS No. 142 is required to be implemented by the Company commencing on January 1, 2002. The Company is currently assessing the impact these new standards will have on the Company's results. Goodwill amortization was $413,000 and $142,000 for the three months ended September 30, 2001 and 2000 respectively, and $1,240,000 and $1,282,000 for the nine months ended September 30, 2001 and 2000 respectively.

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long -Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets for Be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraodinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discounted operations to include more disposal transactions, the FASB has enhanced managements ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.

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

        INTEREST RATE SENSITIVITY

        Of the Company's $11.6 million principal amount of indebtedness at September 30, 2001, $2.6 million bears interest at a rate that fluctuates based on changes in prime rate. A one percentage point change in the underlying prime rate would result in a $26,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $9.0 million, $5.7 million bears interest at a fixed rate of 11%, $2.9 million bears interest at a fixed rate of 10% and $436,000 bears fixed interest rates ranging from 6% to 17.5%.

        FOREIGN CURRENCY RISK

        The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Chapter 11 Bankruptcy Proceedings

        At September 30, 2001, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

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

        The Company entered into a second settlement agreement with CSA in February, 2001 whereby we agreed to take the following steps on or before March 1, 2001: (i) issue CSA additional shares of our common stock to bring CSA's total share ownership to 2,433,333 shares; (ii) immediately file a registration statement for all of CSA's shares of our common stock; and (iii) execute a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of three (3) senior secured leaders and requires cash installment payments to commence June 1, 2002. The number of shares which may be sold by the selling shareholder includes: (i) CSA's current ownership of 517,319 shares, and (ii) 1,916,014 additional shares which were issued to CSA pursuant to the settlement agreement. On October 30, 2001 the Securities and Exchange Commission declared the registration statement effective and as of that date CSA's shares freely tradable.

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

        (a)    None

        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAI  SYSTEMS CORPORATION
                                        (Registrant)



Date: November 13, 2001                 /s/James W. Dolan
                                        ----------------------------------------
                                        James W. Dolan
                                        Chief Financial and Operating Officer
                                        (Chief Financial and Accounting Officer)