Form 10-K
period 2001-12-31
MAI SYSTEMS CORP
filed 2002-04-16
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ---------------------------------------------


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                           COMMISSION FILE NO. 1-9158

                  ---------------------------------------------

                             MAI SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      22-2554549
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


         9601 Jeronimo Road
         Irvine, California                                    92618
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (949) 598-6000

                  ---------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock $0.01 par value per share

                  ---------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Certificate of Incorporation authorizes the issuance of 24,000,000 shares of $.01 par value Common Stock. As more fully described in this report, shares of Common Stock were previously distributed by the registrant to its former creditors pursuant to its Chapter 11 Plan of Reorganization. At April 5, 2002, the number of issued and outstanding shares of the Company's Common Stock was 13,656,085 shares. The aggregate market value of all of the shares of Common Stock held by non-affiliates of the registrant as of March 29, 2002 was approximately $4,096,826. Directors and officers and ten percent or greater stockholders are considered affiliates for the purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

                  ---------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's 1993 Annual Report on Form 10-K are incorporated herein by reference in Part I; portions of registrant's 2001 Annual Report are incorporated herein by reference in Part II; and portions of registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated herein by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

We provide total information technology solutions primarily to the hospitality, resort and destination industry. The solutions provided by us typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally our proprietary software, or software which is licensed to us on an exclusive basis. The hardware, peripherals and networking systems are generally third-party products, which we distribute. Directly and through arrangements with third parties, we provide on-site and off-site service and support to users of network and systems hardware.

In the fourth quarter of 2001, we made a strategic decision to sell our Process Manufacturing and Legacy businesses during 2002. We were incorporated under the laws of the State of Delaware on September 6, 1984. Our name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. We commenced operations on January 29, 1985.

                           DESCRIPTION OF THE BUSINESS

Our mission is to put in place long-term information technology systems for our customers by designing, installing and supporting customer-specific total information management solutions. Focusing primarily on the hotel, motel and resort destinations industry, we design, sell, install and support enterprise information management solutions. We provide a wide array of products and services to our installed base of customers and continue to make direct sales of certain products and services which enhance, upgrade and extend the useful life and functionality of our installed systems.

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

We provide software support services (both procedural and technical support) to our hospitality customers from our offices in the United States, the United Kingdom, Singapore and Hong Kong. In some countries, we rely on certain foreign distributors of our products to provide software support services to customers located within the distributors' territories.

PRODUCTS AND SERVICES

We provide complete enterprise products and services to serve the needs of local and multinational chains, franchisees and independent operators of hotels, resorts and destination properties. Our products have been installed in over 4,000 properties, throughout 83 countries, with up to 5,000 rooms from limited service and business hotels to convention centers and five star luxury resorts or urban luxury hotels.

Our HIS epitome(TM) Enterprise Solutions enables hospitality enterprises to increase revenue, improve guest loyalty and reduce costs by centralizing and streamlining their operations while maximizing existing technology investments. The enterprise suite includes software, services and integration for Business Intelligence, Corporate Information, Channel Reservation, Channel Management and Property Management systems. The products are deployable on multiple platforms using intelligent transport and messaging technology.

Our enterprise services include systems integration, consulting, project management, implementation, training, documentation, online help, long-term support, maintenance and specialized engineering, with particular expertise in the implementation of local and wide-area networks for the hospitality industry.

The epitome Strategic Analysis Tools

Our epitome multidimensional Business Intelligence ("BI") provides an umbrella of sophisticated Multidimensional Online Analytical Processing ("MOLAP") tools for strategic analysis and planning for the entire enterprise. Not only can hoteliers analyze and report on data consolidated from multiple sources, they can perform complex modeling against industry standard Key Performance Indicators ("KPIs"), including Revenue Per Available Room ("RevPAR") and Revenue Per Available Customer ("RevPAC"). These tools include a relational data warehouse, subject-specific data marts, MOLAP tools and a library of standard analyses and reports. This combination results in a system that provides executives with "just- in-time" strategic intelligence to analyze operations and grow market share, revenue and occupancy.

The epitome Corporate Management Tools

Our epitome Central Information Systems ("CIS") provides essential information and management tools to centralize operations at a corporate headquarters. With the increasing number of mergers, acquisitions and individual properties desiring to associate with an established chain or flag, centralizing the data for consolidated marketing, accounting and reporting tasks have become popular cost-savings tools. Additionally, hotel guests now expect their preferences and history to be available at local properties, corporate locations and online. To accomplish this, corporate systems must capture and share all guest information to provide quality service during the reservation process as well as comprehensive marketing and financial information to facilitate corporate marketing and finance strategies. Our HIS corporate tools consolidate information about each guest such as identity, spending patterns, preferred accommodations, amenity requests, billing details, commission accumulations and more.

Specialized functionality of the CIS includes centralized travel agency production statistics and transaction payments, more accurate and effective corporate Accounts Receivable invoicing and collections, and consistent guest spending patterns to better facilitate corporate affinity programs and more.

The epitome Reservation and Channel Management Tools

Our epitome Central Reservation Systems ("CRS") provides chains and management companies with the functionality required to process reservations and availability from a centralized location. Over time, CRS products have evolved to provide the same features and functions as reservation modules in Property Management Systems. However, a CRS must be more efficient at guest preference requirements, multiple property itineraries, history retrievals, travel agent processing and general corporate billing and transaction processing. These products are perfectly suited for small and medium reservation call centers.

Hoteliers are reducing the cost of guest acquisition and improving guest loyalty through branded Internet booking engines. However, we understand that the explosion of Internet channels and travel procurement software has been difficult for hoteliers to manage effectively. Our epitome Channel Reservation and Channel Management Tools deliver more benefits than a simple branded booking engine or any one wholesale reservation portal. It allows hoteliers the tools to manage their rates, availability and guests through all their channels of distribution. The goal and foundation of the design are to provide a more cost-effective and efficient tool for the properties using the epitome enterprise suite of applications.

It also provides guests with the ability to search multiple (related) properties, to check availability of rooms and to maintain reservations for rooms, and allows the property the ability to use room allocation features already in the epitome PMS, to modify or customize its web reservations screens and to reduce transaction fees of costly intermediaries.

The epitome Property Management Tools

Our epitome Property Management Systems ("PMS") provide a complete solution for the management of rates, availability and affinity programs for single and multi-property enterprises. These tools are specifically designed and optimized for comprehensive guest management, including modules for web and central reservations, room and revenue management and group and wholesaler management.

Specialized functionality offers flexible guest-focused features including guest service notification, availability and occupancy controls for long-term stay and gender-specific environments, sophisticated revenue and taxation capabilities, casino accounting and condominium management. Multi-property integration of availability, itinerary reservations and guest accounting is also available. Additional tools include modules for report writing, emulation, data extraction and transfer and more.

The epitome Integration and Data Exchange Tools

The HIS epitome Interfaces and Integrations provide multiple levels of data exchange and application integration, from simple send and receive interfaces to intelligent business application integration. The high-level of integration available between the HIS PMS, CRS, CIS and BI enables chains and management companies to deploy an enterprise solution with `customizable' functionality at each location, while consolidating critical controls, statistics and revenue analysis. Our HIS epitome Enterprise Solutions includes a library of over 400 device-type interfaces. Some examples include Call Accounting, Energy Management, In-room Facsimile, In-room Internet, Mini Bar, Point Of Sale, Telephone Management, Video Services and Voice Mail.

We also specialize in application-type integrations, which are typically more complex than device-type interfaces, requiring additional management and auditing of the data exchange. It often includes the exchange of guest and group information, availability, contractual room rates and more. Each product also adds complexity, as the platform, data and method of communication vary from product to product. It is very rare that any of these elements are similar to the platform, database and method of communication in the core business applications.

Our integration solutions offer integration of the core business applications (PMS, CRS and CIS) with other disparate business applications (Sales, Catering, Revenue Management and more). It allows for standardized communication processes, configuration controls and audit trails. The data mapping is accomplished through a series of application-specific and common industry Application Programming Interfaces ("APIs"). All communication and data exchange are actually handled through a central integration product, providing our core business applications and the third party products with a common ground for data exchange and consolidation.

From property transactions to corporate intelligence our HIS epitome Enterprise Solutions provides complete products and services for every level of the enterprise. With different platforms, applications, deployment methods and database management technologies, hoteliers can implement the `epitome of technology' for their enterprise.

MARKETING AND SALES

We market our products and services primarily through a team-selling approach, which utilizes our worldwide network of sales offices and our Irvine, California-based account representatives. We also market certain products and services through limited numbers of distributors, authorized service representatives and ISVs.

In the United States, our systems are marketed by a direct sales and marketing organization which included, as of April 5, 2002, 17 sales and marketing personnel located in the corporate headquarters and satellite offices. In addition, we market our systems internationally through our subsidiaries which operate in Canada, the United Kingdom, Mexico, Hong Kong and Singapore, and through various distributors that are exclusive in their jurisdictions. Our international subsidiaries employed, as of April 5, 2002, 10 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Canada, Mexico, the United Kingdom, Hong Kong, Singapore, Malaysia and the People's Republic of China.

During 2001, our aggregate revenue was derived from geographic areas as follows:


                                                 Percentage of
                                                 Total Revenue
                                                 --------------
                    United States                     81.4%
                    Asia                              10.9%
                    United Kingdom                     5.2%
                    Canada                             2.5%
                                                     -----
                                 Total               100.0%
                                                     =====

Our financial performance is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 18.6% of our 2001 revenue was generated outside the United States, the risk associated with these foreign operations in relation to our overall financial performance is limited.

SUPPORT AND MAINTENANCE

The provision of around-the-clock customer service is a cornerstone of our business. As of February 28, 2002, we had software support agreements with approximately 1,500 customers. Additionally, we had hardware maintenance agreements with approximately 1,000 other customers. We employ approximately 70 technicians to provide support for our applications software products.

Telephonic support, which is primarily to assist licensees of our applications products, is provided from our response centers located in Irvine, California, Concord, California, Singapore, Hong Kong and the United Kingdom. We utilize the latest developments in telephony and call center technology to enable our support technicians to quickly identify and resolve customers' software related computing problems.

Our maintenance services are generally provided pursuant to individual maintenance contracts with customers, although time and material services are provided in some areas. Such support and maintenance are of varying duration, provide prospective cancellation rights and require advance payment of fees to us. Substantially all of the revenue earned by maintenance operations is invoiced to customers in advance and recognized evenly over the related contract period.

PRODUCTION AND PROCUREMENT

In response to market demand for standardized hardware and software products, all of our current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment. At present, we have relationships with a number of suppliers including Microsoft, Cognos, BEA, Compaq Computer, Data General, Hewlett Packard, Seagull Software, Visual Legacy, IBM and distributors such as MicroAge and Ingram Micro. Management believes that these relationships have enabled us to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices. We no longer manufacture proprietary hardware products.

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

ORDER, SHIPMENT AND BACKLOG

We record and enter into backlog a purchase order for equipment and software when we receives a customer's written order requesting delivery within twelve months, and systems configuration and contract provisions are verified. Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog. Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customer.

Set forth below is certain information concerning orders, shipments and backlog for 2000 and 2001:


                                                                        (dollars in millions)
                                                                      2000                2001
                                                                    -------             -------
               Orders received (net of cancellations)               $   7.9             $  10.5
               Shipments                                               10.1                 9.4
               Backlog (at year end)                                   11.8                12.9

Our backlog is not necessarily indicative of future revenues.

RESEARCH AND DEVELOPMENT

Our research and development activities are focused on the development of products for the hospitality, resort and destination industry.

As of April 5, 2002, we employed 40 engineers, programmers and other technical personnel in research and development activities. We also utilized external third party resources for development. During 1999, 2000, and 2001, we incurred $4,747,000, $3,068,000, and $4,209,000, respectively, for research and development activities. Our research and development expenditures related to the support and extension of existing software products and the development of new products.

CUSTOMERS

Our customers in hospitality are both chain and independent hotels and resorts. During 2000 and 2001, the Joint Armed Services was the only customer which accounted for ten percent or more of our revenues. Total revenue from the Joint Armed Services for 2000 and 2001 was $ 3,147,000 and $ 2,937,000, respectively.

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

Within our targeted application markets, we have positioned ourselves to sell complete enterprise solutions to our customers. Within this marketplace, competition comes primarily from vendors of competing information technology in the markets in which we compete. There are several providers of information technology to the hotel, resort and destination industry against which we regularly compete. The primary competitors are of similar size to the Company, and provide technology that is also similar to ours.

TRADEMARKS, COPYRIGHTS AND LICENSES

We are the owner or licensee of certain trademarks, copyrights and other property rights associated with our businesses, including rights associated with our proprietary application software. We own or have licensing rights, generally with terms of three years, to the principal application software products marketed by us. Such licensing rights are generally renewable. Although there is some risk that independent vendors who own such products may elect not to renew their licensing agreements with us and enter into exclusive arrangements with, or elect to install their software on systems sold by competitors of ours, such vendors generally tend to continue to support our marketing efforts so long as our systems provide a good opportunity for them to market their products. These independent vendors do not represent a significant part of our revenues.

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

EMPLOYEES

As of April 5, 2002, we had 217 employees, of whom 158 were employed in the United States, 11 in Canada, 3 in Mexico, 9 in the United Kingdom and 36 in Asia (Hong Kong, Singapore and the People's Republic of China). We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Under the Plan of Reorganization, there was no recovery for holders of our $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization. We commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. Through December 31, 2000, we had distributed 6,758,251 shares of Common Stock (approximately 49.4% of our current issued and outstanding shares) to our former creditors in settlement of all outstanding claims, except for the tax claim discussed below. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 2000, $74,570 in cash had been distributed pursuant to such provision. As of December 31, 2001, all claimants' rights to elect a cash recovery have expired.

We do not believe that the Plan of Reorganization has any current material impact on our business operations. We have been able to secure revolving credit facilities and other financing during the period in which the Plan of Reorganization has been pending. In addition, suppliers and customers have not requested any extraordinary contractual provisions during this period.

At December 31, 2001, there is only one material claim to be settled before the Chapter 11 proceedings can be formally closed, a tax claim with the United States Internal Revenue Service (the "Service") in the amount of $712,000. The amount of this claim is in dispute. We reserved $712,000 for settlement of this claim, which upon settlement, it is anticipated would be payable to the Service, interest only at 6% per annum for a period of 72 months, at which time the entire outstanding balance would be due and payable. The dispute relates to complex alternative minimum tax and interest calculations covering the period 1988 though 1989.

                                  RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth herein, there may be other factors, or factors that arise in the future which may affect our future performance.

EFFECTS OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

Our operating results for the twelve months ended December 31, 2001 were negatively affected by the September 11, 2001 terrorist attacks. Weakness in the hospitality and tourism industries as a result of the terrorist attacks and armed conflicts arising therefrom have caused the Company to experience cancellations, delays and reductions in certain purchases by its hospitality customers. There can be no guarantee that this slow-down will be only short-term. Many of our hospitality customers experienced severe declines in occupancy and room rates at most of their hotels in the weeks following the attacks. We believe that because occupancy and rate levels have steadily increased from their mid-September 2001 lows, that our customers are beginning to return to their pre-September 11th purchasing programs. We are operating our business under the assumption that the weakness in the hospitality industry will be short-term. It is not possible, however, to predict the magnitude or duration of the declines or the potential impact on our results of operations, financial condition or cash flow, if the existing political and economic risks continue unabated, or if there is future major terrorist activity.

WE HAVE RECENTLY SETTLED LITIGATION AND ISSUED A SUBSTANTIAL NUMBER OF SHARES TO A SHAREHOLDER WHO MAY BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE

In February 2001 we settled certain litigation which required that we issue and register with the United States Securities and Exchange Commission (the "Commission") a substantial number of shares to an existing shareholder, CSA Private Limited ("CSA"). CSA received these shares pursuant to our acquisition of our Hotel Information Systems subsidiary as described under "Legal Proceedings -- CSA Private Limited versus MAI Systems Corporation." Based upon this settlement, CSA has become our largest shareholder and beneficially owns approximately 18% of our Common Stock. If this shareholder decides not to sell its shares of Common Stock or sells the shares in a block to a third party, either this shareholder or the party or parties it sells to in any "block" sale may be able to exert significant influence over our affairs because they have approximately 18% of the voting control on any matter that may be submitted for a shareholder vote. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our Common Stock.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SALES BY CERTAIN SHAREHOLDERS

In January and February 2001, we entered into agreements with various creditors to retire approximately $2.1 million of obligations outstanding partially through the issuance of new shares of Common Stock. These issuances, included with the issuance to CSA, totaled approximately 24.8% of our then issued and outstanding Common Stock. Sales by these shareholders of a part or substantially all of their shares of our Common Stock in the market or the perception that sales may occur could cause the market price of our Common Stock to drop.

At April 15, 2002, we had 13,656,085 shares of Common Stock outstanding. Approximately 76% of our outstanding shares are freely tradable, The remaining shares are either held by "affiliates," as defined under Rule 144 under the Securities Act of 1933, or are "restricted securities" under such rule. In such cases, shares may be sold pursuant to registration under the Securities Act, or to the extent permitted by Rule 144 or another exemption under the Securities Act.

OUR AGREEMENTS WITH OUR PRIMARY LENDER AND TWO OTHER SUBSTANTIAL CREDITORS REQUIRE SUBSTANTIAL ON-GOING PAYMENTS

We have agreements with Coast Business Credit ("Coast") and two other creditors that require substantial on-going payments and affect the availability of our cash flow to be used for other material company operations. As of December 31, 2001 these obligations were as follows:

        - A balance due to Coast of approximately $2,424,400 on a secured revolving credit facility with a current monthly principal and interest payment obligation of approximately $60,000;

        - A balance due under our 11% subordinated notes payable to an investment fund managed by Canyon Capital Management LP ("Canyon") of approximately $5,688,100, with a current weekly interest payment obligation of $12,500;

        - A balance due under a 10% secured promissory note due to CSA in the amount of $2,800,000, with monthly payments of $37,500 commencing on March 1, 2002 and ending on September 1, 2002, and monthly payments of $107,500 commencing on October 1, 2002 until October 1, 2003 when all remaining unpaid principal and interest is due.

As of December 31, 2001 we were current on our payment obligations to Coast and Canyon and are in compliance with or received waivers for all covenants under our respective agreements with these entities. In the event that we are unable to meet the required payments to our primary lender or meet our payment obligations to our other secured creditors, they are entitled to exercise certain rights under the respective agreements we have with them, including but not limited to, foreclosing on all of our tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern.

OUR LIMITED PERIOD OF PROFITABILITY MAY NOT CONTINUE

Although we were profitable for the years ended December 31, 2000 and 2001, we incurred substantial operating losses and net losses on an annual basis for the previous four fiscal years. We cannot assure you that we will attain profitability on a consistent basis or avoid losses on a quarterly or annual basis in the future.

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

Typically, the orders we receive in one quarter are delivered and installed by the following quarter. However, many of our sales involve lengthy sales cycles and installations. Consequently, it is not possible to predict with any reliability the periods within which a sale may close or when we will recognize revenue. As a result, our operating results may be materially affected if a single large transaction is completed earlier or later than expected. It is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our Common Stock would likely be materially adversely affected.

WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS

As stated above, we have incurred substantial indebtedness with three creditors which must be repaid or restructured over the next fifteen months. We anticipate that this indebtedness may require additional financing. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to Common Stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our Common Stock. Any failure to comply with these covenants or to repay such indebtedness when due would have a material adverse effect on our business, prospects, financial condition and results of operation.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY FACE INCREASED COMPETITION FROM NEW ENTRANTS AND ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES

We face significant competition in all sectors of the market for computer-based solutions and support and maintenance services which we offer. We have numerous competitors in each of our business lines, which vary widely in their size, capabilities, market segments and geographical areas, many of which are larger and have financial resources far greater than we have. Within our markets, competition comes primarily from competing software applications vendors and from local value-added resellers and independent software vendors, who usually resell hardware or networking products of larger original equipment manufacturers. We also face competition, to a lesser extent, from independent service organizations, which provide service to end users of our software products. Many of our services are also provided by our customers' in-house information services departments. There can be no assurance that we can effectively compete with any or all of our competitors in any of our business lines. Our competitors may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

THE SOFTWARE INDUSTRY FOR HOSPITALITY MANAGEMENT IS UNDERGOING RAPID TECHNOLOGICAL CHANGES AND NEW SOFTWARE INTRODUCED BY THIRD PARTIES MAY BE SUPERIOR TO THE SOFTWARE THAT WE OWN OR LICENSE

The software industry for hospitality management is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new products and services will emerge in the markets in which we compete. These new products and services may be superior to the products and services that we use or these products and services may render our products and services obsolete. Our failure to anticipate or respond adequately to the changes in technology and customer preferences, or to develop and introduce new products in a timely fashion, could materially adversely affect our business and operating results.

TRADING IN OUR COMMON STOCK IS LIMITED

The recent trading volume for our Common Stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies. During the twelve months ended December 31, 2001, the average daily trading volume has been approximately 19,000 shares, whereas the average daily trading volume for an American Stock Exchange listed stock is substantially higher. There can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.

OUR PRINCIPAL BUSINESS LINE, HOSPITALITY SYSTEMS, IS SUBJECT TO CYCLICAL BUSINESS CONDITIONS

We believe that the growth of our hospitality information systems business is attributable in part to the current health of the hospitality industry, compared to the condition of that industry in the early 1990's. We cannot predict a favorable climate or its duration in the hospitality industry. Any significant slowdown in the hotel occupancy rates or new hotel construction in our primary market in the United States could have a material adverse affect on our financial performance.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS

Approximately 19% of our revenues in the year ended December 31, 2001 were derived from foreign operations and approximately 32% of our work force is based outside the domestic United States. Our financial performance is affected to some extent by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. International sales are subject to inherent risks, including:

        -       recessions in economies outside the United States,

        - limited protection of intellectual property rights in some countries,

        -       political instability,

        -       terrorism,

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

AMERICAN STOCK EXCHANGE MARKET LISTING

We were notified by The American Stock Exchange ("AMEX") that we no longer comply with the minimum stockholders' equity requirements for continued listing and have subsequently met with exchange officials to review such requirements. Based upon this meeting and subsequent communications, the AMEX has determined that it will continue our listing pending review of our Form 10-Q for the quarter ended March 31, 2002 and has requested a report updating the exchange on financial projections and other operational matters by May 15, 2002. We are cooperating with the AMEX in its decision making process. We cannot provide any assurance that we will remain listed on the American Stock Exchange or that we will not be delisted at some later time. In the event of a delisting, we will attempt to have our Common Stock listed on the over-the-counter electronic bulletin board sponsored by Nasdaq. In such event, investors may find it more difficult to trade in our Common Stock or to obtain accurate, current information concerning market prices. This could have a substantially negative impact on the trading prices and the liquidity of the market for our Common Stock. In addition, there would likely be a more negative perception of our company by investors, customers and third parties doing business or considering doing business with us. Also, following delisting, our company would be treated less favorably with respect to regulatory requirements that are dependent upon listing on a national stock exchange. For example, our Common Stock would cease to be a covered security for purposes of Section 18 of the Securities Act of 1933, which provides an exemption from state securities registration or qualification requirements.

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

ITEM 2. PROPERTIES

As of April 5, 2002, the principal properties utilized by the Company were as follows:


                                                                                      Approximate Total
                           Type of Facility                                             Square Footage              Location
                           ----------------                                           -----------------        ------------------
Corporate and Hospitality Headquarters, warehousing, administration,
  marketing, sales, development and support                                                  50,210            Irvine, California
Sales and support                                                                               600            Boston, Massachusetts
Sales and support                                                                             1,250            Atlanta, Georgia
Product development, sales and support                                                        3,151            Concord, California
Process Manufacturing headquarters, marketing, sales, development, and support                3,600            Tarrytown, New York
MAI Canada Ltd. Administration, sales, education, warehousing, test and repair                6,710            Ontario, Canada
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support         3,638            Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support                                   4,527            Singapore
MAI Information Solutions Limited, European Headquarters, marketing, sales and support        2,201            London

All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates. In addition to the premises identified above, the Company leases one additional location in Canada and five other locations around the world. Generally such leases are for terms of five years or less.

ITEM 3. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

At December 31, 2001, there was only one material claim to be settled before our Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. We have reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

CSA Private Limited v. MAI Systems Corporation

CSA is a MAI shareholder. On August 9, 1996, we acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of our acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, we agreed to issue to CSA shares of our Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. We also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but we delayed registration based upon our good faith exercise of our rights under our agreement with CSA. On October 5, 1998, CSA filed a lawsuit against us in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 we agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) injunctive relief through court order to cause us to file with the SEC. On March 6, 2000, we answered the complaint. Because we did not conclude the registration statement filing by November 1, 1999, CSA initiated another lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

We entered into a second settlement agreement with CSA in February 2001, whereby we (i) issued CSA additional shares of our Common Stock to bring CSA's total share ownership to 2,433,333 shares; (ii) filed a registration statement for all of CSA's shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of two (2) senior secured leaders and required cash installment payments to commence March 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the American Stock Exchange, Inc. under the AMEX symbol "NOW". Prior to listing on the AMEX, which occurred August 29, 1995, our shares were traded over-the-counter by various market makers under the ticker symbol "MAIS". The following table sets forth the high and low closing sales prices for our Common Stock for the indicated periods during 2000 and 2001, as reported by the AMEX. On April 5, 2002, the closing price of our Common Stock as reported by the AMEX was $0.28 and there were 538 stockholders of record (See "Risk Factors" -- American Stock Exchange Market Listing").

We have never paid any dividends and do not anticipate declaring or paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. The covenants in our current or future financing agreements may prohibit or limit our ability to declare or pay cash dividends.


                         Period                                   High         Low
                         ------                                ---------    --------
               Fiscal 2000:
                   First Quarter                               $    1.56    $   0.81
                   Second Quarter                                   1.13        0.50
                   Third Quarter                                    0.69        0.31
                   Fourth Quarter                                   0.44        0.19

               Fiscal 2001
                   First Quarter                               $    0.67    $   0.19
                   Second Quarter                                   0.58        0.26
                   Third Quarter                                    0.68        0.30
                   Fourth Quarter                                   0.40        0.22

               Fiscal 2002
                   First Quarter (through April 5, 2002)       $    0.34    $   0.24


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

INTEREST RATE SENSITIVITY

Of our $11.3 million principal amount of indebtedness at December 31, 2001, $2.4 million bears interest at a rate that fluctuates based on changes in prime rate. A percentage point change in the underlying prime rate would result in a $24,000 change in the annual amount of interest payable on such debt. Of the remaining amount of $8.9 million, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10% and $0.4 million bears fixed interest rates ranging from 6% to 17.5%.

FOREIGN CURRENCY RISK

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial in 2001, 2000 and 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report under the headings, "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Stockholders' Deficiency and Comprehensive Income (Loss)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1
- Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the sections captioned "Proposal 1 -- Election of Directors -- Consulting Contract with Director Zohar Loshitzer," and " -- Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Employment Contracts and Change of Control Arrangements" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K


(a) 1. Financial Statements

            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Stockholders' Deficiency and Comprehensive Income (Loss)
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

        The consolidated financial statements of the Company, the notes thereto and the Independent Auditors' Report are incorporated herein by reference to the Company's 2001 Annual Report.

        2. Financial Statement Schedule

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

10.1        Amended and Restated MAI Systems Corporation 1993 Stock Option Plan.

10.2        Amended and Restated 1995 Non-Employee Directors Stock Option Plan.

10.3        MAI Systems Corporation's 2001 Restricted Stock Plan.

10.4        Coast Business Credit Loan and Security Agreement, dated April 23,
            1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on
            Form 10-K.

10.5        Amendment Number One dated September 30, 1998 to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.2 to the Company's 1999
            Annual Report on Form 10-K.

10.6        Amendment Number Two dated March 2, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.3 to the Company's 1999 Annual Report on Form 10-K.

10.7        Amendment Number Three dated June 16, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.4 to the Company's 1999 Annual Report on Form 10-K.

10.8        Amendment Number Four dated July 28, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the period ending September 30, 1999.

10.9        Letter Agreement Amendment dated October 1, 1999 to the Loan and
            Security Agreement between Coast Business Credit and

            the Company dated April 23, 1998, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K.

10.10       Amendment Number Five dated April 13, 2000, to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.20 to the Company's 1999 Annual Report on Form 10-K.

10.11       Amendment Number Six dated September 12, 2000, to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.31 to the Company's Annual
            Report on Form 10-K.

10.12       Amendment Number Seven dated September 13, 2001, to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.13 Pledge, Assignment and Security Agreement dated September 7, 2001 between Coast Business Credit, the Company, MAI Systems
            International and MAI Development Corporation.

10.14       Collateral Release Agreement dated September 28, 2001 between Coast
            Business Credit and the Company.

10.15       Forebearance Agreement between MAI Systems Corporation and CPI
            Securities LP, The Value Realization Fund, L.P., The Canyon Value
            Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.16 Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999, filed as Exhibit 10.18 to the
            Company's 1999 Annual Report on Form 10-K.

10.17 Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999, filed as Exhibit 10.19 to the
            Company's 1999 Annual Report on Form 10-K.

10.18       Supplement and Amendment dated January 31, 2001 to Forebearance
            Agreement between MAI Systems Corporation and CPI Securities LP, The
            Value Realization Fund, L.P., The Canyon Value Realization Fund and
            GRS Partners II dated October 28, 1999, filed as Exhibit 10.32 to the Company's 2000 Annual Report on Form 10-K.

10.19       Collateral Release Agreement dated September 28, 2001 between MAI
            Systems Corporation and CPI Securities LP, The Value Realization
            Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.20       Settlement Agreement dated September 2000 between GetronicsWang Co.
            LLC and Olsy North America, Inc. and MAI Systems Corporation, filed as Exhibit 10.2 to the Company's Quarterly Report for the period ending September 30, 2000.

10.21       Security Agreement dated September 2000 between GetronicsWang Co.
            LLC and MAI Systems Corporation, filed as Exhibit 10.3 to the
            Company's Quarterly Report dated September 30, 2000.

10.22       Settlement Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.27 to the Company's 2000
            Annual Report on Form 10-K.

10.23       Security Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.28 to the Company's 2000
            Annual Report on Form 10K.

10.24       Settlement Agreement and Mutual Release and Purchase Agreement dated
            June 30, 2000 between Enterprise Hospitality Solutions, Lodging
            Touch International and Global Enterprise Technology Solutions and
            MAI Systems Corporation and Hotel Information Systems, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
            September 30, 2000.

10.25       Termination/Transition Agreement between Christian Rivadalla d/b/a
            Enterprise Hospitality Solutions and Enterprise Hospitality
            Solutions, Inc., and the Company dated August 2, 1999, filed as
            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.26       Exclusive Worldwide Software License Agreement between Christian
            Rivadalla d/b/a Enterprise Hospitality Solutions and Enterprise
            Hospitality Solutions, Inc., and the Company dated August 20, 1999, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.27       Settlement and Reconveyance Agreement dated April 6, 2001 between
            MAI Systems Corporation and Logix Development Corporation, a
            California corporation, filed as Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q dated June 30, 2001.

10.28       Asset Purchase Agreement dated July 27, 2001 between the Company,
            Monaco Informatiques Systemes S.A.M. and Monaco Informatiques
            Systemes USA, Inc.

10.29 Asset Purchase Agreement dated October 9, 2001 between the Company and Optimal Robotics, Inc.

10.30 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998,
            August 31, 1999, August 31, 2000 and August 31, 2001 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The
            August 16, 1996 amendment is incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K. The August 31, 1997
            amendment is incorporated herein by reference to the Company's 1997
            Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K. The August 31,

            1999 amendment is incorporated herein by reference to the Company's
            1999 Annual Report on Form 10-K. The August 2000 amendment is incorporated herein by reference to the Company's 2000 Annual Report on Form 10-K.

10.31 Richard S. Ressler Stock Purchase Letter, dated February 3, 1999, filed as Exhibit 10.4 to the Company's 1998 Annual Report on Form
            10-K.

10.32       Consulting Agreement dated July 15, 2000 between Zohar Loshitzer and
            MAI Systems Corporation, filed as Exhibit 10.30 to the Company's
            2000 Annual Report on Form 10K.

10.33 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999, filed as Exhibit 10.11 to the Company's 1999
            Annual Report on Form 10-K.

10.34 Stock Option Agreement between W. Brian Kretzmer and the Company dated March 24, 2000, filed as Exhibit 10.23 to the Company's 2000
            Annual Report on Form 10-K.

10.35       Warrant Agreement between W. Brian Kretzmer and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended June 30, 2000.

10.36       Stock Option Agreement between James Dolan and the Company dated
            November 2, 1999, filed as Exhibit 10.10 to the Company's 1999
            Annual Report on Form 10-K.

10.37       Stock Option Agreement between James Dolan and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended March 31, 2001.

10.38       Stock Option Agreement between James Dolan and the Company dated
            February 2, 2001, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ending March 31, 2001

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001, but only to the extent such report is expressly incorporated by reference into Items 10, 11, 12, 13 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1        Subsidiaries of MAI Systems Corporation

23.1        Consent of KPMG LLP


(b)         Reports on Form 8-K during 2001

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MAI SYSTEMS CORPORATION


                                     By: /s/ William B. Kretzmer
                                         --------------------------------------
                                         William B. Kretzmer
                                         Chief Executive Officer and President



Dated: April 15, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.



                Signatures                                                                         Title
                ----------                                                                         -----
/s/  Richard S. Ressler                                                   Chairman, Director
----------------------------------------
Richard S. Ressler


/s/William B. Kretzmer                                                    Chief Executive Officer and President
----------------------------------------                                  (Principal Executive Officer)
William B. Kretzmer


/s/James W. Dolan                                                         Chief Operating Officer and Chief Financial Officer
----------------------------------------                                  (Principal Financial and Accounting Officer)
James W. Dolan


/s/Zohar Loshitzer                                                        Director
----------------------------------------
Zohar Loshitzer


/s/Morton O. Schapiro                                                     Director
----------------------------------------
Morton O. Schapiro


/s/Stephen Ross                                                           Director
----------------------------------------
Stephen Ross


/s/Steven F. Mayer                                                        Director
----------------------------------------
Steven F. Mayer

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

10.1        Amended and Restated MAI Systems Corporation 1993 Stock Option Plan.

10.2        Amended and Restated 1995 Non-Employee Directors Stock Option Plan.

10.3        MAI Systems Corporation's 2001 Restricted Stock Plan.

10.4        Coast Business Credit Loan and Security Agreement, dated April 23,
            1998, filed as Exhibit 10.2 to the Company's 1998 Annual Report on
            Form 10-K.

10.5        Amendment Number One dated September 30, 1998 to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.2 to the Company's 1999
            Annual Report on Form 10-K.

10.6        Amendment Number Two dated March 2, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.3 to the Company's 1999 Annual Report on Form 10-K.

10.7        Amendment Number Three dated June 16, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.4 to the Company's 1999 Annual Report on Form 10-K.

10.8        Amendment Number Four dated July 28, 1999 to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the period ending September 30, 1999.

10.9        Letter Agreement Amendment dated October 1, 1999 to the Loan and
            Security Agreement between Coast Business Credit and

            the Company dated April 23, 1998, filed as Exhibit 10.6 to the Company's 1999 Annual Report on Form 10-K.

10.10       Amendment Number Five dated April 13, 2000, to the Loan and Security
            Agreement between Coast Business Credit and the Company dated April
            23, 1998, filed as Exhibit 10.20 to the Company's 1999 Annual Report on Form 10-K.

10.11       Amendment Number Six dated September 12, 2000, to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.31 to the Company's Annual
            Report on Form 10-K.

10.12       Amendment Number Seven dated September 13, 2001, to the Loan and
            Security Agreement between Coast Business Credit and the Company dated April 23, 1998.

10.13 Pledge, Assignment and Security Agreement dated September 7, 2001 between Coast Business Credit, the Company, MAI Systems
            International and MAI Development Corporation.

10.14       Collateral Release Agreement dated September 28, 2001 between Coast
            Business Credit and the Company.

10.15       Forebearance Agreement between MAI Systems Corporation and CPI
            Securities LP, The Value Realization Fund, L.P., The Canyon Value
            Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.16 Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999, filed as Exhibit 10.18 to the
            Company's 1999 Annual Report on Form 10-K.

10.17 Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value
            Realization Fund, L.P., The Canyon Value Realization Fund and GRS
            Partners II dated October 28, 1999, filed as Exhibit 10.19 to the
            Company's 1999 Annual Report on Form 10-K.

10.18       Supplement and Amendment dated January 31, 2001 to Forebearance
            Agreement between MAI Systems Corporation and CPI Securities LP, The
            Value Realization Fund, L.P., The Canyon Value Realization Fund and
            GRS Partners II dated October 28, 1999, filed as Exhibit 10.32 to the Company's 2000 Annual Report on Form 10-K.

10.19       Collateral Release Agreement dated September 28, 2001 between MAI
            Systems Corporation and CPI Securities LP, The Value Realization
            Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.20       Settlement Agreement dated September 2000 between GetronicsWang Co.
            LLC and Olsy North America, Inc. and MAI Systems Corporation, filed as Exhibit 10.2 to the Company's Quarterly Report for the period ending September 30, 2000.

10.21       Security Agreement dated September 2000 between GetronicsWang Co.
            LLC and MAI Systems Corporation, filed as Exhibit 10.3 to the
            Company's Quarterly Report dated September 30, 2000.

10.22       Settlement Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.27 to the Company's 2000
            Annual Report on Form 10-K.

10.23       Security Agreement dated December 1, 2000 between CSA and MAI
            Systems Corporation, filed as Exhibit 10.28 to the Company's 2000
            Annual Report on Form 10K.

10.24       Settlement Agreement and Mutual Release and Purchase Agreement dated
            June 30, 2000 between Enterprise Hospitality Solutions, Lodging
            Touch International and Global Enterprise Technology Solutions and
            MAI Systems Corporation and Hotel Information Systems, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
            September 30, 2000.

10.25       Termination/Transition Agreement between Christian Rivadalla d/b/a
            Enterprise Hospitality Solutions and Enterprise Hospitality
            Solutions, Inc., and the Company dated August 2, 1999, filed as
            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.26       Exclusive Worldwide Software License Agreement between Christian
            Rivadalla d/b/a Enterprise Hospitality Solutions and Enterprise
            Hospitality Solutions, Inc., and the Company dated August 20, 1999, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.27       Settlement and Reconveyance Agreement dated April 6, 2001 between
            MAI Systems Corporation and Logix Development Corporation, a
            California corporation, filed as Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q dated June 30, 2001.

10.28       Asset Purchase Agreement dated July 27, 2001 between the Company,
            Monaco Informatiques Systemes S.A.M. and Monaco Informatiques
            Systemes USA, Inc.

10.29 Asset Purchase Agreement dated October 9, 2001 between the Company and Optimal Robotics, Inc.

10.30 Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998,
            August 31, 1999, August 31, 2000 and August 31, 2001 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K. The
            August 16, 1996 amendment is incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K. The August 31, 1997
            amendment is incorporated herein by reference to the Company's 1997
            Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K. The August 31,

            1999 amendment is incorporated herein by reference to the Company's
            1999 Annual Report on Form 10-K. The August 2000 amendment is incorporated herein by reference to the Company's 2000 Annual Report on Form 10-K.

10.31 Richard S. Ressler Stock Purchase Letter, dated February 3, 1999, filed as Exhibit 10.4 to the Company's 1998 Annual Report on Form
            10-K.

10.32       Consulting Agreement dated July 15, 2000 between Zohar Loshitzer and
            MAI Systems Corporation, filed as Exhibit 10.30 to the Company's
            2000 Annual Report on Form 10K.

10.33 Stock Option Agreement between W. Brian Kretzmer and the Company dated August 2, 1999, filed as Exhibit 10.11 to the Company's 1999
            Annual Report on Form 10-K.

10.34 Stock Option Agreement between W. Brian Kretzmer and the Company dated March 24, 2000, filed as Exhibit 10.23 to the Company's 2000
            Annual Report on Form 10-K.

10.35       Warrant Agreement between W. Brian Kretzmer and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended June 30, 2000.

10.36       Stock Option Agreement between James Dolan and the Company dated
            November 2, 1999, filed as Exhibit 10.10 to the Company's 1999
            Annual Report on Form 10-K.

10.37       Stock Option Agreement between James Dolan and the Company dated
            March 24, 2000, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended March 31, 2001.

10.38       Stock Option Agreement between James Dolan and the Company dated
            February 2, 2001, filed as Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ending March 31, 2001

13.1 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001, but only to the extent such report is expressly incorporated by reference into Items 10, 11, 12, 13 and 14(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1        Subsidiaries of MAI Systems Corporation

23.1        Consent of KPMG LLP