Form 10-Q
period 2002-03-31
MAI SYSTEMS CORP
filed 2002-05-15
CIK 760436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March
                                    31, 2002

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




       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 598-6000



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


As of May 15, 2002, 13,656,058 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI SYSTEMS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        (in thousands, except share data)
                                                                       As of December        As of March 31,
                                                                          31, 2001                 2002
                                                                       --------------        --------------
ASSETS
Current assets:
Cash                                                                     $   1,224           $   1,387
Receivables, less allowance for doubtful accounts of
    $1,023 in 2001 and $961 in 2002                                          2,396               3,150
Inventories                                                                     90                  85
Notes receivable                                                               500                 750
Prepaids and other assets                                                      918                 740
Current assets held for sale                                                   204                 435
                                                                         ---------           ---------

       Total current assets                                                  5,332               6,547

Furniture, fixtures and equipment, net                                       1,221               1,088
Notes receivable                                                               250                  --
Intangibles, net                                                               799                 735
Assets held for sale                                                           613                 597
Other assets                                                                    73                  73
                                                                         ---------           ---------
       Total assets                                                      $   8,288           $   9,040
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Current portion of long-term debt                                    $     112           $   5,705
    Accounts payable                                                         1,903               1,968
    Customer deposits                                                        1,164                 702
    Accrued liabilities                                                      2,402               2,482
    Income taxes payable                                                       235                 144
    Unearned revenue                                                         1,743               2,582
    Current liabilities held for sale                                        1,560               1,714
                                                                         ---------           ---------

       Total current liabilities                                             9,119              15,297

Line of credit                                                               2,424               2,294
Long-term debt                                                               8,542               2,928
Other liabilities                                                            1,195               1,185
                                                                         ---------           ---------

       Total liabilities                                                    21,280              21,704
                                                                         ---------           ---------

Stockholders' deficiency:
    Preferred Stock, par value $0.01 per share;
       1,000,000 shares authorized, none issued and outstanding                 --                  --
    Common Stock, par value $0.01 per share; authorized
       24,000,000 shares; 13,656,085 shares
       issued and outstanding at December 31, 2001 and
       March 31, 2002                                                          140                 140
    Additional paid-in capital                                             218,022             218,022
    Accumulated other comprehensive loss                                      (361)               (359)
    Accumulated deficit                                                   (230,793)           (230,467)
                                                                         ---------           ---------
       Total stockholders' deficiency                                      (12,992)            (12,664)
                                                                         ---------           ---------
Commitments and contingencies
Total liabilities and stockholders' deficiency                           $   8,288           $   9,040
                                                                         =========           =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          For the Three Months Ended March 31,
                                                          (in thousands, except per share data)
                                                                2001               2002
                                                          -------------------------------------
Revenue:
   Software                                                    $  1,692           $  1,267
   Network and computer equipment                                   223                269
   Services                                                       4,583              4,196
                                                               --------           --------
      Total revenue                                               6,498              5,732
Direct costs:
   Software                                                          63                157
   Network and computer equipment                                   204                203
   Services                                                       1,901              1,620
                                                               --------           --------
      Total direct costs                                          2,168              1,980

      Gross profit                                                4,330              3,752

Selling, general and administrative expenses                      2,082              2,074
Research and development costs                                    1,075              1,008
Amortization of intangibles                                         184                 64
Other operating income                                           (1,357)                (1)
                                                               --------           --------

      Operating income                                            2,346                607

Interest income                                                      47                  2
Interest expense                                                   (455)              (386)
                                                               --------           --------

Income from continuing operations before income taxes             1,938                223
Income taxes                                                        (77)                (3)
                                                               --------           --------
Income from continuing operations                                 1,861                220

Income (loss) from discontinued operations                         (466)               106
                                                               --------           --------

      Net income                                               $  1,395           $    326
                                                               ========           ========

Income (loss) per share:
  Continuing Operations:
      Basic income  per share                                  $   0.16           $   0.02
                                                               ========           ========
      Diluted income per share                                 $   0.16           $   0.02
                                                               ========           ========
  Discontinued Operations:
      Basic income (loss) per share                            $  (0.04)          $   0.00
                                                               ========           ========
      Diluted income (loss) per share                          $  (0.04)          $   0.00
                                                               ========           ========
  Net income per share:
      Basic income per share                                   $   0.12           $   0.02
                                                               ========           ========
      Diluted income per share                                 $   0.12           $   0.02
                                                               ========           ========
   Weighted average common shares used in
     determining income (loss) per share:
Basic                                                            11,395             13,656
                                                               ========           ========
Diluted                                                          11,563             13,663
                                                               ========           ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                       (in thousands)

                                                                  2001              2002
                                                                -------           -------
Net cash provided by (used in) operating activities             $  (172)          $   376
                                                                -------           -------
Cash flows used in investing activities -
     capital expenditures                                           (22)              (66)
                                                                -------           -------
Cash flows from financing activities:

     Net increase (decrease) in line of credit                       37              (130)
     Repayments of long-term debt                                   (65)              (64)
     Repayments of bridge loan                                     (220)               --
                                                                -------           -------

Net cash used in financing activities                              (248)             (194)
                                                                -------           -------

Net cash provided by (used in) continuing operations               (442)              116

Net cash provided by (used in) discontinued operations             (210)               45

Effect of exchange rate changes on cash                              18                 2
                                                                -------           -------

Net change in cash                                                 (634)              163
                                                                -------           -------

Cash at beginning of period                                       1,019             1,224
                                                                -------           -------

Cash at end of period                                           $   385           $ 1,387
                                                                =======           =======


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         THREE MONTHS ENDED MARCH, 2002

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

      Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC.


2.    INVENTORIES

      Inventories are summarized as follows:

                                     (dollars in thousands)
                                     December 31,   March 31,
                                         2001        2002
                                     -----------    ---------
Finished goods                           $75          $72
Replacement parts                         15           13
                                         ---          ---
                                         $90          $85
                                         ===          ===


3     PLAN OF REORGANIZATION

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

      Shares of common stock may be distributed by the Company to its former creditors. As of March 31, 2002, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding.

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

      In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims by the Company against HIS relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of March, 31 2002, the fair market value of the Company's common stock was $0.30 per share, which would result in approximately 2,803,000 additional shares being issued. Also, included in the escrow account at March 31, 2002 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of March 31, 2002, the final purchase price has not been determined.

5.    BUSINESS DIVESTITURES

      On June 19, 1999, the Company sold GSI for an amount in excess of the book value of net assets sold. Assets sold of approximately $3,749,000 consisted of accounts receivable of $1,514,000, inventories of $364,000, furniture, fixtures and equipment of $218,000, intangible assets of $1,573,000 and prepaid expenses of $80,000. Liabilities assumed by the buyer consisted of accounts payable and accrued liabilities of $197,000, deposits of $100,000, unearned revenue of $351,000 and long-term debt of $446,000. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively.
      Interest was paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note was guaranteed by a third party. Principal payments and interest, at prime plus 1%, was to commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

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

      On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the Common Stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of cash receipts from the third party, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement require a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment which was received in December 2001. The Company also received a promissory note in the amount of $750,000. Under the terms of the promissory note, the third party is required to pay $500,000 in May 2002 (See Note 12) and the remaining $250,000 in January 2003. The third party is also required to pay an additional $250,000 in January 2003 subject to a maximum $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement.

      Due to the uncertainty of collecting the unsecured amount of $250,000, it has been deferred until collection can be assured. The Company has recorded a gain on the sale of GSI of $245,000 in the fourth quarter of 2001.

      On October 9, 2001, the Company sold certain rights under customer contracts together with the related assets and liabilities of its domestic Legacy hardware maintenance division to the third party which currently provides the on-site repair and warranty service to the Company's Legacy hardware maintenance customers. Pursuant to the agreement, the Company retained the software maintenance component of the customer contracts and will continue to provide the software support services directly to the domestic Legacy customer base. Additionally, the third party will be required to pay the Company approximately 15% of the third party's hardware maintenance revenue stream relating to the hardware maintenance customer contracts subsequent to October 31, 2003. In connection with the sale, the Company received $328,000 in cash and sold approximately $157,000 of assets consisting of inventory, spare parts, fixed assets and certain accounts receivable. The third party also assumed approximately $1,091,000 of liabilities consisting of accrued liabilities of approximately $366,000 and deferred revenue of approximately $725,000. The sale resulted in a gain of approximately $1,262,000 in October 2001.



6.    BUSINESSES HELD FOR SALE

      In the fourth quarter of 2001, the Company's Board of Directors adopted a plan to sell its Process manufacturing and Legacy divisions. The Process manufacturing business division designs, sells, installs and supports total technology solutions featuring complex wide and local area networks to the process manufacturing industry. The Legacy business provides a wide array of products and services to its customers who continue to use its proprietary host-based computer systems, including field engineering services, new and replacement equipment, operating systems and software application products. These products and services upgrade, enhance and integrate the legacy systems with currently available computer technologies.

      The Company is actively seeking buyers for its Process Manufacturing and Legacy divisions and expects to consummate the sale of these divisions during 2002. The divisions are available for immediate sale subject only to customary terms for such sales.

      In accordance with SFAS No. 144, the Company has reflected all of the assets and liabilities of Process Manufacturing and Legacy in the consolidated balance sheets as held for sale and the operating results of these businesses have been reflected as discontinued operations in the consolidated statements of operations for all periods presented.

      Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):


                                                      For the Three Months Ended
                                                               March 31,
                                                         2001            2002
                                                         ----            ----
Revenue                                                $ 1,634         $  714
Income before income taxes                                 471             107


7.    LINE OF CREDIT AND BRIDGE LOAN AND LONG TERM DEBT

      LINE OF CREDIT & BRIDGE LOAN

      On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply) and was payable interest only on a monthly basis with all accrued and unpaid principal and interest due on the earlier of June 30, 2000 or the date the Company receives a debt or equity infusion of at least $10,000,000. Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. Due to a temporary event of default on the Bridge Loan and the secured revolving credit facility and pursuant to a forbearance agreement with Coast, the Company began making weekly principal payments of $25,000 on the Bridge Loan commencing in September 1999. During the default period, the Company also paid and expensed $40,000 in default fees to Coast in 1999 and $30,000 in 2000.

      In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2003. The facility was again amended on April 13, 2000 and September 12, 2000. In accordance with the amendments, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and required $35,000 weekly principal payments on the Bridge Loan, except for the period from September 12, 2000 through December 8, 2000, which required monthly payments of $35,000, until it was paid in full. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment on April 13, 2000, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with or received waivers for covenants as of March 31, 2002.



      At December 31, 2001 and March 31, 2002, approximately $2,424,400 and $2,294,000, respectively, was available and drawn down under the credit facility.

      Loan restructuring fees of $300,000 were incurred in connection with the line of credit and Bridge Loan and are classified in prepaids and other current assets and are being amortized to interest expense over the term of the facility.

      LONG-TERM DEBT

      In March 1997, the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997, this indebtness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999, the Company failed to make the semi-annual interest payment due on that date in the amount of $289,000.

      The Company and Canyon subsequently entered into a forbearance agreement which provided that the Company pay Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement, which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to Coast.

      On April 13, 2000, the Company entered into an agreement with Canyon which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. The balance outstanding on the subordinate notes payable to Canyon was $5,490,000 and $5,532,000 at December 31, 2001 and March 31, 2002 respectively.

      The Company is currently in negotiations with Canyon to restructure the terms of the subordinated notes including extending its maturity date.

      In connection with a settlement agreement with CSA (see Note 12), the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company's assets, accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt and accrued interest to CSA was $3,103,000 and $3,160,000 at December 31, 2001 and March 31, 2002 respectively.

      On April 18, 2002 the agreement with CSA was amended whereby the Company shall be required to pay the required payments under the subordinated note unless and until it pays $500,000 by June 15, 2002 and $500,000 by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note will cease until a final payment in the amount of $400,000 is paid by February 28, 2003. If the Company does not make all of the modified payments to CSA, the subordinated note will revert back to its original terms.

8.    COMMON STOCK

      In January and February of 2001, the Company entered into agreements with several creditors to retire approximately $2.1 million of Company obligations in exchange for 798,000 shares of Common Stock and $470,000 of cash. This resulted in a gain of $1,377,000. To fulfill its performance under the agreement, the Company issued the 798,000 shares of its Common Stock and registered the shares with the SEC. The Company must also pay the $470,000 to the creditors as prescribed in the respective agreements. All payments required under the agreements were made in 2001 and the first quarter of 2002.

9.    ACCOUNTING CHANGES

      Effective January 1, 2002, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.



      Net income and earnings per share for the first quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                     For The Three
                                                     Months Ended
                                                     March 31, 2001
Net income:
         Reported net income                          $   1,395
         Goodwill amortization                              105
                                                      ---------

         Adjusted net income                          $   1,500
                                                      =========
Basic earnings per share:
     Reported basic earnings per share                $    0.12
     Goodwill amortization                                 0.01
                                                      ---------
         Adjusted basic earnings per share            $    0.13
                                                      =========

Diluted earnings per share:
     Reported diluted earnings per share              $    0.12
     Goodwill amortization                                 0.01
                                                      ---------
         Adjusted diluted earnings per share          $    0.13
                                                      =========



      As of March 31, 2002, intangible assets consisted of $665,000 of goodwill and $70,000 of capitalized software. Capitalized software amortization was $64,000 during the first quarter of 2002. The remaining balance of capitalized software will be fully amortized in the second quarter of 2002.

10.   INCOME (LOSS) PER SHARE OF COMMON STOCK

      Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

      The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

                                               For The Three Months Ended
                                                        March 31,
                                                  2001              2002
                                                  ----              ----
                                                (in thousands, except per
                                                      share data)
Numerator:

Numerator for basic and diluted earnings
   per share - net income                         $ 1,395          $   326
                                                  =======          =======
Denominator:

Denominator for basic earnings per
   Share-weighted average number of
   Common shares outstanding during
   the period                                      11,395           13,656

Incremental common shares attributable
   To exercise of outstanding options                 168                7
                                                  -------          -------

Denominator for diluted earnings
   Per share                                       11,563           13,663
                                                  =======          =======

Basic earnings per share                          $  0.12          $  0.02
                                                  =======          =======

Diluted earnings per share                        $  0.12          $  0.02
                                                  =======          =======

      The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions. The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 1,603,439 and 1,648,272 in 2001 and 2002, respectively.

11.   ACCOUNTING PRONOUNCEMENTS

      On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets for Be Disposed Of, it retains many of the fundamental provisions of that Statement.

      Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

      Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

      Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company elected to adopt Statement No. 144 as of December 31, 2001.

12.   LEGAL PROCEEDINGS

      Chapter 11 Bankruptcy Proceedings

      At March 31, 2002, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

      CSA Private Limited

      CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the S-1 registration statement filing by November 1, 1999, CSA initiated another lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

      The Company entered into a second settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA's total share ownership to 2,433,333 shares;
      (ii) filed a registration statement for all of CSA's shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to the Company's present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002.

      In connection with the second settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital. The $2.8 million of debt accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full.

      Cher-Ae Heights Indian Community

      A lawsuit has been filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation, now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the gaming subsidiary on July 27, 2001. However, the Company has not yet been formerly served with the lawsuit. Based upon this suit, MIS has informed the Company that it does not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see Note 5). The Company has filed an action to foreclose on the promissory note and collateral held by MIS. The Company believes that both actions will be settled favorably and the promissory note will be recoverable through payment from MIS or through the sale of the underlying collateral, if ultimately foreclosed upon.

      Other Litigation

      The Company is also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

13.   COMPREHENSIVE INCOME

      The following table summarizes components of comprehensive income:


                                                     For The Three Months Ended
                                                              March 31,
                                                        2001           2002
                                                        ----           ----
Net income                                            $1,395          $326

Change in cumulative translation adjustments               3             2
                                                      ------          ----

Comprehensive income                                  $1,398          $328
                                                      ======          ====


      Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:


      Revenue Recognition

      We record revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We license our products through our direct sales force and indirectly through resellers. We recognize revenue from sales of hardware, software and professional services and from arrangements involving multiple elements of each of the above. Revenue for multiple element arrangements are recorded by allocating revenue to the various elements based on their respective fair values as evidenced by vendor specific objective evidence. The fair value in multi-element arrangements is determined based upon the price charged when sold separately. Revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Sales of network and computer equipment are recorded when title and risk of loss transfers. Software revenues are recorded when application software programs are shipped to end users, resellers and distributors, provided the Company is not required to provide services essential to the functionality of the software and/or significantly modify, customize or produce the software. Professional services fees for software development, training and installation are recognized as the services are provided. Maintenance revenues are recorded evenly over the related contract period.


      Accounts Receivable

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.


      Intangible Assets

      We record goodwill arising from acquisitions as the excess of the purchase price over the fair value of assets acquired and such goodwill was being amortized over a useful life of five to seven years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

      We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, working capital decreased from a working capital deficiency of $3,787,000 at December 31, 2001 to a working capital deficiency of $8,750,000. Excluding unearned revenue of $2,582,000, the Company's working capital deficiency at March 31, 2002 would be $6,168,000 or a ratio of current assets to current liabilities of 0.52 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2001 was $2,044,000 with a current ratio of 0.72 to 1.0. Excluding unearned revenue, the increase in the working capital deficiency of $4,124,000 was primarily attributable to an increase in accrued liabilities of $80,000, an increase in unearned revenue of $839,000 and an increase in current portion of long term debt of $5,593,000 offset by decreases in deposits of $462,000, increases in cash of $163,000 increase in receivables of $754,000 and increase in notes receivable of $250,000.

      Cash was $1,387,000 at March 31, 2002, as compared to $1,224,000 at December 31, 2001. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At March 31, 2002, approximately $2,294,000 was available and drawn down under this facility. The facility expires on April 30, 2003.

      Net cash used in investing activities for the three months ended March 31, 2002, totaled $66,000 which represented capital expenditures.

      Net cash used in financing activities for the three months ended March 31, 2002 totaled $194,000, which is comprised of an $130,000 decrease in the secured revolving credit facility and $64,000 in repayments of long-term debt. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt until May 1, 2002 when it is required to make bi-weekly principal payments of $50,000. The facility, and subordinated debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including an adjusted minimum consolidated net worth of ($4,904,000) as of March 31, 2002, minimum quarterly debt coverage ratio of 1.1:1 and minimum quarterly profitability of $250,000. We were in compliance with these covenants as of March 31, 2002. In the event that we are not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the facility and subordinated debt would become immediately due and payable. The restrictions and covenants are assessed quarterly.

      Stockholders' deficiency decreased from $12,992,000 at December 31, 2001 to $12,664,000 at March 31, 2002, mainly as a result of net income of $326,000.

      Net cash provided by operating activities for the three months ended March 31, 2002 totaled $376,000 and mainly related to an increase in unearned revenue of $839,000, increase of accrued liabilities of $80,000, net income for the period of $326,000 non-cash charges for depreciation and amortization of tangible and intangible assets of $307,000, a provision for doubtful accounts receivable of $11,000 and decrease in prepaids and other assets of $178,000 offset by an increase in accounts receivables of $765,000, decreases in accounts payable and customer deposits of $397,000, income taxes payable of $92,000 and discontinued operations of $106,000. The Company expects that it will generate cash from its operating activities during the next twelve months.

      Although the Company has a net stockholders' deficiency of $12,664,000 at March 31, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon, as needed, in 2002 to meet its operating and capital requirements. The Company expects to generate positive cashflow during 2002 from shipping out products and services from its $12 million backlog as of March 31, 2002 as well as new orders. Also, in July 2001, the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in May 2002 and an additional $250,000 to $500,000 in January 2003.



CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table summarizes the Company's obligations and commitments as of March 31, 2002:


                                                      Payments Due by Period (in thousands)
                                                   Less Than 1
Contractual Cash Obligations              Total        Year        1-3 Years    4-5 Years      After 5 Years
----------------------------            -------      ------        ---------    ---------      -------------
Long-Term Debt                          $ 8,633      $5,705          $2,676        $ --           $252
Line of Credit                            2,294          --           2,294          --             --
Operating Leases                          1,979       1,084             682         213             --
                                        -------      ------          ------        ----           ----
                                        $12,906      $6,789          $5,652        $213           $252
                                        =======      ======          ======        ====           ====

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

                                                                              Percentage of                      Percentage of
                                                           March 31, 2001        Revenue       March 31, 2002       Revenue
                                                           --------------     -------------    --------------    --------------
      Revenue:                                                     6,498        100.0%              5,732           100.0%
      Gross profit                                                 4,330         66.6%              3,752            65.5%
      Selling, general and administrative expenses                 2,082         32.0%              2,074            36.2%
      Research and development costs                               1,075         16.5%              1,008            17.6%
      Amortization of intangibles                                    184          2.8%                 64             1.1%
      Other operating income                                     (1,357)       (20.9)%                (1)             0.0%
      Interest expense, net                                          408          6.3%                384             6.7%
      Income taxes                                                    77          1.2%                  3             0.1%
      Income (loss) from discontinued operations                   (466)        (7.2)%                106             1.8%
      Net income                                             $     1,395         21.5%           $    326             5.7%

      Revenue for 2002 was $5,732,000 compared to $6,498,000 in 2001 or a 11.8%
      decrease. Revenue decreased $766,000 in 2002, as a result of decreased software sales and professional services mainly due to decreased market spending on information technology in 2002 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

      The decrease in revenue in 2002 was mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

      Revenue in our Asian operations decreased from $575,000 in 2001 to $490,000 in 2002. The deterioration of revenue from 2001 to 2002 is mainly due to the continued generally depressed condition of the Asian economies resulting in a decrease in sales in the region.

      Gross profit for 2002 decreased to $3,752,000 (65.5%) from $4,330,000
      (66.6%) in 2001. The decrease in gross profit is due to the decrease in software sales which generate higher gross margins. Revenue on lower gross margin functions such as professional services also declined.

      Selling, general and administrative expenses ("SG&A") decreased from $2,082,000 in 2001 to $2,074,000 in 2002. The Company continues to focus on reducing costs and the use of third party services.

      Other operating income was $1,357,000 in 2001 and $1,000 in 2002. The decrease in other operating income in 2002 is mainly due to the Company issuing Common Stock to certain creditors to satisfy its obligations, which resulted in a gain of $1,377,000 in the first quarter of 2001. There were no such transactions in 2002.

      The decrease in amortization of intangibles in 2002 versus the comparable period of 2001 is due to the fact that goodwill is no longer amortized to expense commencing January 1, 2002. Goodwill amortization was $105,000 for the three months ended March 31, 2001.

      Net interest expense was $408,000 in 2001 compared to $384,000 in 2002. The decrease is mainly due to the Company not incurring interest expense for the Bridge Loan in 2002. The Bridge loan was paid in full in 2001.

      The income tax provision only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward in 2001 and 2002.

      Results from discontinued operations improved from a loss of $466,000 in 2001 to income of $106,000 in 2002 as a result of decreased Process Manufacturing operating expenses from $964,000 in 2001 to $297,000 in 2002. Revenue from discontinued operations decreased from $1,634,000 in 2001 to $714,000 in 2002. Revenue from Process Manufacturing decreased from $605,000 in 2001 to $419,000 in 2002 as the process business unit continued its transition from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in 2001. Additionally, consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined 71.3% year over year, largely due to the sale of its domestic legacy hardware business in October 2001 and expected decreased volume and customers replacing their legacy systems.


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


      INTEREST RATE SENSITIVITY

      Of the Company's $10.9 million principal amount of indebtedness at March 31, 2002, $2.3 million bears interest at a rate that fluctuates based on changes in prime rate. A one percentage point change in the underlying prime rate would result in a $22,944 change in the annual amount of interest payable on such debt. Of the remaining amount of $8.1 million, $5.7 million bears interest at a fixed rate of 12.5%, $2.8 million bears interest at a fixed rate of 10% and $269,000 bears fixed interest rates ranging from 6% to 17.5%.


      FOREIGN CURRENCY RISK

      The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended March 31, 2002.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Chapter 11 Bankruptcy Proceedings

      At March 31, 2002, there was only one material claim to be settled before the Company's Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

      CSA Private Limited

      CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission ("SEC") for the purpose of registering CSA's shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the S-1 registration statement filing by November 1, 1999, CSA initiated another lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.



      The Company entered into a second settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA's total share ownership to 2,433,333 shares;
      (ii) filed a registration statement for all of CSA's shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of

      $2,800,000 which is subordinate only to the Company's present group of two
      (2) senior secured leaders and required cash installment payments to commence in March 2002.

      In connection with the second settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital. The $2.8 million of debt accrues interest at 10% per annum and requires payments of $37,500 commencing on March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full.

      On April 18, 2002 the agreement with CSA was amended whereby the Company shall be required to pay the required payments under the subordinated note unless and until it pays $500,000 by June 15, 2002 and $500,000 by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note will cease until a final payment in the amount of $400,000 by February 28, 2003. If the Company does not make all of the modified payments to CSA, the subordinated note will revert back to its original terms.

      Cher-Ae Heights Indian Community

      A lawsuit has been filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation, now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the gaming subsidiary on July 27, 2001. However, the Company has not yet been formerly served with the lawsuit. Based upon this suit, MIS has informed the Company that it does not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see Note 5). The Company has filed an action to foreclose on the promissory note and collateral held by MIS. The Company believes that both actions will be settled favorably and the promissory note will be recoverable through payment from MIS or through the sale of the underlying collateral, if ultimately foreclosed upon.

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

         (a)      None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      None

         (b)      None

         (c)      None

         (d)      None


ITEM 5.  OTHER INFORMATION

         (a)      None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) 99.1 Amendment to Subordinated Note Due 2003 dated as of April 18, 2002 between MAI Systems Corporation and CSA Private Limited

        (b)       Reports on Form 8-K.

        (c)       None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MAI SYSTEMS CORPORATION
                                    (Registrant)

     Date: May 15, 2002             /s/James W. Dolan
                                    -------------------------------------------
                                    James W. Dolan
                                    Chief Financial and Operating Officer
                                    (Chief Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------
      Exhibit
        No.                   Description
      -------                 -----------
       99.1 Amendment to Subordinated Note Due 2003 dated as of April 18, 2002 between MAI Systems Corporation and CSA Private Limited