Form 10-Q
period 2002-06-30
MAI SYSTEMS CORP
filed 2002-08-14
CIK 760436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 1-9158

MAI SYSTEMS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2554549 (I.R.S. Employer Identification No.)

9601 Jeronimo Road
Irvine, California
92618
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (949) 598-6000

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
Yes      No
As of August 14, 2002, 14,568,585 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 99.1
EXHIBIT 99.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(in thousands, except share data)
	As of December	As of June
	31, 2001	30, 2002

ASSETS

Current assets:

Cash	$1,224	$1,238

Receivables, less allowance for doubtful accounts of $1,023 in 2001 and $553 in 2002	2,396	2,410

Inventories	90	99

Note receivable	500	750

Prepaids and other assets	918	978

Current assets held for sale	204	435

Total current assets	5,332	5,910

Furniture, fixtures and equipment, net	1,221	1,043

Notes receivable	250	—

Intangibles, net	799	1,300

Assets held for sale	613	581

Other assets	73	207

Total assets	$8,288	$9,041

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:

Current portion of long-term debt	$112	$5,774

Line of credit	—	2,039

Accounts payable	1,903	1,507

Customer deposits	1,164	964

Accrued liabilities	2,402	2,340

Income taxes payable	235	140

Unearned revenue	1,743	3,027

Current liabilities held for sale	1,560	1,421

Total current liabilities	9,119	17,212

Line of credit	2,424	—

Long-term debt	8,542	2,904

Other liabilities	1,195	1,258

Total liabilities	21,280	21,374

Stockholders’ deficiency:

Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued and outstanding	—	—

Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 13,656,085 and 14,368,585 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	140	147

Additional paid-in capital	218,022	218,200

Accumulated other comprehensive loss	(361)	(451)

Unearned compensation	—	(109)

Accumulated deficit	(230,793)	(230,120)

Total stockholders’ deficiency	(12,992)	(12,333)

Commitments and contingencies

Total liabilities and stockholders’ deficiency	$8,288	$9,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2001	2002	2001	2002

Revenue:

Software	$1,519	$1,124	$3,211	$2,391

Network and computer equipment	221	134	444	404

Services	4,532	4,230	9,115	8,425

Total revenue	6,272	5,488	12,770	11,220

Direct costs:

Software	142	192	205	349

Network and computer equipment	84	90	288	292

Services	1,690	1,499	3,591	3,119

Total direct costs	1,916	1,781	4,084	3,760

Gross profit	4,356	3,707	8,686	7,460

Selling, general and administrative expenses	1,834	2,336	3,916	4,409

Research and development costs	1,100	656	2,175	1,664

Amortization of intangibles	183	45	367	109

Other operating (income) loss	8	6	(1,349)	5

Operating income	1,231	664	3,577	1,273

Interest income	2	1	49	3

Interest expense	(408)	(388)	(863)	(775)

Income from continuing operations before income taxes	825	277	2,763	501

Income taxes	(2)	(5)	(79)	(8)

Income from continuing operations	823	272	2,684	493

Income (loss) from discontinued operations	(530)	74	(996)	180

Net income	$293	$346	$1,688	$673

Income (loss) per share:

Continuing Operations:

Basic income per share	$0.06	$0.02	$0.21	$0.04

Diluted income per share	$0.06	$0.02	$0.21	$0.04

Discontinued Operations:

Basic income (loss) per share	$(0.04)	$0.00	$(0.08)	$0.01

Diluted income (loss) per share	$(0.04)	$0.00	$(0.08)	$0.01

Net income per share:

Basic income per share	$0.02	$0.02	$0.13	$0.05

Diluted income per share	$0.02	$0.02	$0.13	$0.05

Weighted average common shares used in determining income (loss) per share:

Basic	13,679	14,302	12,537	13,979

Diluted	13,847	14,361	12,705	13,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	(in thousands)
	2001	2002

Net cash provided by operating activities	$487	$1,229

Cash flows used in investing activities -

Capital expenditures	(40)	(117)

Software development costs	—	(359)

Net cash used in investing activities	(40)	(476)

Cash flows from financing activities:

Net increase (decrease) in line of credit	19	(385)

Repayments of long-term debt	(159)	(75)

Repayments of bridge loan	(220)	—

Net cash used in financing activities	(360)	(460)

Net cash provided by continuing operations	87	293

Net cash used in discontinued operations	(432)	(264)

Effect of exchange rate changes on cash	12	(15)

Net change in cash	(333)	14

Cash at beginning of period	1,019	1,224

Cash at end of period	$686	$1,238

Supplemental disclosure of non-cash investing and financing activities (see notes 4 and 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

Notes to Condensed Consolidated Financial Statements

Six Months ended June, 2002

(Unaudited)

1.	Basis of Presentation

Companies for which this report is filed are MAI Systems Corporation and its wholly-owned subsidiaries (the “Company”). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period. All significant intercompany transactions and accounts have been eliminated in consolidation.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and these financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC.

2.	Inventories

Inventories are summarized as follows:

	(dollars in thousands)
	December 31,	June 30,
	2001	2002

Finished goods	$75	$83

Replacement parts	15	16

	$90	$99

3.	Plan of Reorganization

In 1993, the Company emerged from a voluntary proceeding under the bankruptcy protection laws. Notwithstanding the confirmation and effectiveness of its Plan of Reorganization (the “Plan”), the Bankruptcy Court continues to have jurisdiction to resolve disputed pre-petition claims against the Company to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan and to resolve other matters that may arise in connection with the implementation of the Plan.

Shares of common stock may be distributed by the Company to its former creditors. As of June 30, 2002, 6,758,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding.

4.	Business Acquisitions

HOTEL INFORMATION SYSTEMS, INC. (“HIS”):

During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims by the Company against HIS relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of June 30, 2002, the fair market value of the Company’s common stock was $0.33 per share, which would result in approximately 2,495,451 additional shares being issued. Also, included in the escrow account at June 30, 2002 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of June 30, 2002, the final purchase price has not been determined.

HOSPITALITY SERVICES & SOLUTIONS (“HSS”):

On June 23, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of Hospitality Services & Solutions pursuant to a stock purchase agreement for 100,000 shares of common stock valued at $32,000, and $75,000 in cash. Additionally, the shareholders of HSS received a 20% minority interest in the Company’s combined operations in Asia. The net assets acquired from HSS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also include subsidiaries of HSS in Malaysia, Singapore and Thailand.

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

On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the Common Stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of cash receipts from the third party, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement (“Agreement”) with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement required a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment which was received in December 2001. The Company also received a secured promissory note in the amount of $750,000. Under the terms of the secured promissory note, the third party was required to pay $500,000 in May 2002 (See Note 12) and the remaining $250,000 in January 2003. The third party is also required to pay an additional $250,000 in January 2003 subject to a maximum $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement.

Due to the uncertainty of collecting the unsecured amount of $250,000, gain recognition on that part of the proceeds has been deferred until collection can be assured. The Company recorded a gain on the sale of GSI of $245,000 in the fourth quarter of 2001.

On October 9, 2001, the Company sold certain rights under customer contracts together with the related assets and liabilities of its domestic Legacy hardware maintenance division to the third party which currently provides the on-site repair and warranty service to the Company’s Legacy hardware maintenance customers. Pursuant to the agreement, the Company retained the software maintenance component of the customer contracts and will continue to provide the software support services directly to the domestic Legacy customer base. Additionally, the third party will be required to pay the Company approximately 15% of the third party’s hardware maintenance revenue stream relating to the hardware maintenance customer contracts subsequent to October 31, 2003. In connection with the sale, the Company received $328,000 in cash and sold approximately $157,000 of assets consisting of inventory, spare parts, fixed assets and certain accounts receivable. The third party also assumed approximately $1,091,000 of liabilities consisting of accrued liabilities of approximately $366,000 and deferred revenue of approximately $725,000. The sale resulted in a gain of approximately $1,262,000 in October 2001.

6.	Businesses Held For Sale

In the fourth quarter of 2001, the Company’s Board of Directors adopted a plan to sell its Process manufacturing and Legacy divisions. The Process manufacturing business division designs, sells, installs and supports total technology solutions featuring complex wide and local area networks to the process manufacturing industry. The Legacy business provides a wide array of products and services to its customers who continue to use its proprietary host-based computer systems, including field engineering services, new and replacement equipment, operating systems and software application products. These products and services upgrade, enhance and integrate the legacy systems with currently available computer technologies.

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

Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenue	$1,475	$773	$3,108	$1,487

Income (loss) before income tax	(530)	74	(996)	180

7.	Line of Credit and Bridge Loan and Long Term Debt

Line of Credit & Bridge Loan

On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit (“Coast”) in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply) and was payable interest only on a monthly basis with all accrued and unpaid principal and interest due on the earlier of June 30, 2000 or the date the Company receives a debt or equity infusion of at least $10,000,000. Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. Due to a temporary event of default on the Bridge Loan and the secured revolving credit facility and pursuant to a forbearance agreement with Coast, the Company began making weekly principal payments of $25,000 on the Bridge Loan commencing in September 1999. During the default period, the Company also paid and expensed $40,000 in default fees to Coast in 1999 and $30,000 in 2000.

In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2003. The facility was again amended on April 13, 2000 and September 12, 2000. In accordance with the amendments, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and required $35,000 weekly principal payments on the Bridge Loan, except for the period from September 12, 2000 through December 8, 2000, which required monthly payments of $35,000, until it was paid in full. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment on April 13, 2000, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 (“Loan Fee”) in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with covenants as of June 30, 2002.

At December 31, 2001 and June 30, 2002, approximately $2,424,400 and $2,039,000, respectively, was available and drawn down under the credit facility.

Loan restructuring fees of $300,000 were incurred in connection with the line of credit and Bridge Loan and are classified in prepaids and other current assets and are being amortized to interest expense over the term of the facility.

The Company is currently in negotiations with Coast to restructure the terms of the facility including extending its maturity date.

Long-Term Debt

In March 1997, the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP (“Canyon”). In September 1997, this indebtedness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes call for semi-annual interest payments. On September 3, 1999, the Company failed to make the semi-annual interest payment due on that date in the amount of $289,000.

The Company and Canyon subsequently entered into a forbearance agreement which provided that the Company pay Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement, which provided Canyon with a lien on all of the Company’s tangible and intangible property, which lien is junior to the lien granted to Coast.

On April 13, 2000, the Company entered into an agreement with Canyon which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. The balance outstanding on the subordinate notes payable to Canyon was $5,490,000 and $5,563,000 at December 31, 2001 and June 30, 2002, respectively.

The Company is currently in negotiations with Canyon to restructure the terms of the subordinated notes including extending its maturity date.

In connection with a settlement agreement with CSA (see Note 12), the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company’s assets which is subordinate to Coast and Canyon, accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt and accrued interest to CSA was $3,103,000 and $3,115,000 at December 31, 2001 and June 30, 2002, respectively.

The agreement with CSA was revised whereby the Company shall be required to pay the required payments under the subordinated note unless and until it pays $1 million by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note will cease until a final payment in the amount of $400,000 is paid by February 28, 2003. If the Company does not make all of the modified payments to CSA, the subordinated note will revert back to its original terms.

8.	Common Stock

In January and February of 2001, the Company entered into agreements with several creditors to retire approximately $2.1 million of Company obligations in exchange for 798,000 shares of Common Stock and $470,000 of cash. This resulted in a gain of $1,377,000. To fulfill its performance under the agreement, the Company issued the 798,000 shares of its Common Stock and registered the shares with the SEC. The Company was also required to pay the $470,000 to the creditors as prescribed in the respective agreements. All payments required under the agreements were made in 2001 and the first quarter of 2002.

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers. Recipients are not required to provided consideration to the Company other than rendering the service and have the right to vote the shares.

Under SFAS No. 123, compensation cost is recognized for the fair value of the restricted stock awarded, which is its fair market value without restrictions at the date of grant, which was $0.25 per share. The total market value of the shares of

$153,125 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule through March 2005. The unamortized balance as of June 30, 2002 is $109,000.

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

Net income and earnings per share for the first and second quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2001	June 30, 2001

Net income:

Reported net income	$293	$1,688

Goodwill amortization	105	210

Adjusted net income	$398	$1,898

Basic earnings per share:

Reported basic earnings per share	$0.02	$0.13

Goodwill amortization	0.01	0.02

Adjusted basic earnings per share	$0.03	$0.15

Diluted earnings per share:

Reported diluted earnings per share	$0.02	$0.13

Goodwill amortization	0.01	0.02

Adjusted diluted earnings per share	$0.03	$0.15

As of June 30, 2002, intangible assets consisted of $1,190,000 of goodwill and $383,000 of capitalized software. Capitalized software amortization was $64,000 and $45,000 during the first and second quarters of 2002, respectively.

10.	Income Per Share of Common Stock

Basic and diluted income per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002

	(in thousands except per share data)		(in thousands except per share data)
Numerator:

Numerator for basic and diluted earnings per share – net income	$293	$346	$1,688	$673

Denominator:

Denominator for basic earnings per share- weighted average number of Common shares outstanding during the period	13,679	14,302	12,537	13,979

Incremental common shares attributable to exercise of outstanding shares	168	59	168	20

Denominator for diluted earnings per share	13,847	14,361	12,705	13,999

Basic earnings per share	$0.02	$0.02	$0.13	$0.05

Diluted earnings per share	$0.02	$0.02	$0.13	$0.05

The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions. The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 1,702,939 and 1,975,772 in 2001 and 2002, respectively

11.	Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long –Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long –Lived Assets and for Long-Lived Assets for Be Disposed Of, it retains many of the fundamental provisions of that Statement.

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

Chapter 11 Bankruptcy Proceedings

At June 30, 2002, there was only one material claim to be settled before the Company’s Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the “Service”). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

CSA Private Limited

CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. (“HIS”) substantially all their assets and certain of their liabilities (the “HIS Acquisition”). At the time of MAI’s acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of registering CSA’s shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the S-1 registration statement filing by November 1, 1999, CSA initiated another lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

The Company entered into a second settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA’s total share ownership to 2,433,333 shares; (ii) filed a registration statement for all of CSA’s shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to the Company’s present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002.

In connection with the second settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital. The $2.8 million of debt accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full (see note 7).

Cher-Ae Heights Indian Community

A lawsuit has been filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation, now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. However, the Company has not yet been formerly served with the lawsuit. Based upon this suit, MIS has informed the Company that it does not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see Note 5). The Company believes that the promissory note will be recoverable through payment from MIS or through the sale of the underlying collateral, if ultimately foreclosed upon.

Other Litigation

The Company is also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

13.	Comprehensive Income

The following table summarizes components of comprehensive income:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002

Net income	$293	$346	$1,688	$673

Change in cumulative translation Adjustments	7	(92)	10	(90)

Comprehensive income	$300	$254	$1,698	$583

Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Intangible Assets

We record goodwill arising from acquisitions as the excess of the purchase price over the fair value of assets acquired and such goodwill was being amortized over a useful life of five to seven years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result, the Company has ceased amortization of goodwill, reducing annual amortization expense. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Liquidity and Capital Resources

At June 30, 2002, working capital decreased from a working capital deficiency of $3,787,000 at December 31, 2001 to a working capital deficiency of $11,302,000. Excluding unearned revenue of $3,027,000, the Company’s working capital deficiency at June 30, 2002 would be $8,275,000 or a ratio of current assets to current liabilities of 0.42 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2001 was $2,044,000 with a current ratio of 0.72 to 1.0. Excluding unearned revenue, the increase in the working capital deficiency of $6,231,000 was primarily attributable to an increase in current portion of long-term debt and line of credit of $7,701,000 offset by increases in note receivable of $250,000, prepaids and other assets of $60,000, current assets held for sale of $231,000 and decreases in accounts payable of $396,000, customer deposits of $200,000, accrued liabilities of $62,000, income taxes payable of $95,000 and current liabilities held for sale of $139,000.

Cash was $1,238,000 at June 30, 2002, as compared to $1,224,000 at December 31, 2001. Availability under the Company’s secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At June 30, 2002, approximately $2,039,000 was available and drawn down under this facility. The facility expires on April 30, 2003.

Net cash used in investing activities for the six months ended June 30, 2002, totaled $476,000 which represented capital expenditures of $117,000 and capitalized software of $359,000.

Net cash used in financing activities for the six months ended June 30, 2002 totaled $460,000, which is comprised of a $385,000 decrease in the secured revolving credit facility and $75,000 in repayments of long-term debt. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt. The facility, and subordinated debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including an adjusted minimum consolidated net worth of ($4,628,000) as of June 30, 2002, minimum quarterly debt coverage ratio of 1.1:1 and minimum quarterly profitability of $250,000. We were in compliance with these covenants as of June 30, 2002. In the event that we are not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the facility and subordinated debt would become immediately due and payable. The restrictions and covenants are assessed quarterly.

Stockholders’ deficiency decreased from $12,992,000 at December 31, 2001 to $12,333,000 at June 30, 2002, mainly as a result of net income of $673,000 and the issuance of common stock of $185,000 offset by an increase in the accumulated other comprehensive loss of $90,000 and unearned compensation of $109,000.

Net cash provided by operating activities for the six months ended June 30, 2002 totaled $1,229,000 and mainly related to an increase in unearned revenue of $1,034,000, net income for the period of $673,000, non-cash charges for depreciation and amortization of tangible and intangible assets of $582,000 and a decrease in accounts receivable of $94,000 offset by a decrease in accounts payable of $542,000, customer deposits of $200,000, accrued liabilities of $189,000, income taxes payable of $100,000 and discontinued operations of $74,000. The Company expects that it will generate cash from its operating activities during the next twelve months.

Although the Company has a net stockholders’ deficiency of $12,333,000 at June 30, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon and its facility with Coast, as needed, in 2002 to meet its operating and capital requirements. The Company expects to generate positive cashflow during 2002 from shipping out products and services from its $3.3 million backlog as of June 30, 2002 as well as new orders. Also, in July 2001, the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in 2002 and an additional $250,000 to $500,000 in January 2003.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of June 30, 2002:

	Payments Due by Period (in thousands)

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$8,792	$5,889	$2,651	$—	$252

Line of Credit	2,039	2,039	—	—	—

Operating Leases	1,686	918	613	155	—

	$12,517	$8,846	$3,264	$155	$252

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

		Percentage of		Percentage of
	June 30, 2001	Revenue	June 30, 2002	Revenue

	(in thousands)		(in thousands)
Revenue	$6,272	100.0%	$5,488	100.0%

Gross profit	4,356	69.5%	3,707	67.5%

Selling, general and administrative expenses	1,834	29.3%	2,336	42.6%

Research and development costs	1,100	17.5%	656	12.0%

Amortization of intangibles	183	2.9%	45	0.8%

Other operating income	8	0.1%	6	0.1%

Interest expense, net	406	6.5%	387	7.1%

Income taxes	2	0.0%	5	0.1%

Income (loss) from discontinued operations	(530)	(8.5)%	74	1.3%

Net income	$293	4.7%	$346	6.3%

Revenue for 2002 was $5,488,000 compared to $6,272,000 in 2001 or a 12.5% decrease. Revenue decreased $784,000 in 2002, as a result of decreased software sales and professional services mainly due to decreased market spending on information technology in 2002 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

The decrease in revenue in 2002 was mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian operations increased from $497,000 in 2001 to $541,000 in 2002. The increase in revenue from 2001 to 2002 is due to an increase in professional services, mainly maintenance services.

Gross profit for 2002 decreased to $3,707,000 (67.5%) from $4,356,000 (69.5%) in 2001. The decrease in gross profit is due to the decrease in software sales, which generate higher gross margins. Revenue on lower gross margin functions such as professional services also declined.

Selling, general and administrative expenses (“SG&A”) increased from $1,835,000 in 2001 to $2,336,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses.

The decrease in research and development costs in 2002 was due to the capitalization of approximately $359,000 of software development costs mainly associated with the Company’s new product development for hospitality. There were no such costs capitalized in 2001.

The decrease in amortization of intangibles in 2002 versus the comparable period of 2001 is due to the fact that goodwill is no longer amortized to expense commencing January 1, 2002. Goodwill amortization was $105,000 for the three months ended June 30, 2001.

Net interest expense was $406,000 in 2001 compared to $387,000 in 2002. The decrease is mainly due to the Company not incurring interest expense for the Bridge Loan in 2002. The Bridge loan was paid in full in 2001.

The income tax provision only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward in 2001 and 2002.

Results from discontinued operations improved from a loss of $530,000 in 2001 to income of $74,000 in 2002 as a result of decreased Process Manufacturing operating expenses from $989,000 in 2001 to $340,000 in 2002. Revenue from discontinued operations decreased from $1,475,000 in 2001 to $773,000 in 2002. Revenue from Process Manufacturing decreased from $478,000 in 2001 to $413,000 in 2002 as the process business unit continued its transition from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in late 2001 and early 2002. Additionally, consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined $637,000 (63.9%) year over year, largely due to the sale of its domestic legacy hardware business in October 2001 and expected decreased volume and customers replacing their legacy systems.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

		Percentage of		Percentage of
	June 30, 2001	Revenue	June 30, 2002	Revenue

	(in thousands)		(in thousands)
Revenue	$12,770	100.0%	$11,220	100.0%

Gross profit	8,686	68.0%	7,460	66.5%

Selling, general and administrative expenses	3,916	30.7%	4,409	39.3%

Research and development costs	2,175	17.0%	1,664	14.8%

Amortization of intangibles	367	2.8%	109	1.0%

Other operating income	(1,349)	(10.6)%	5	0.1%

Interest expense, net	814	6.4%	772	6.9%

Income taxes	79	0.6%	8	0.1%

Income (loss) from discontinued operations	(996)	(7.8)%	180	1.6%

Net income	$1,688	13.2%	$673	6.0%

Revenue for 2002 was $11,220,000 compared to $12,770,000 in 2001 or a 12.1% decrease. Revenue decreased $1,550,000 in 2002, as a result of decreased software sales and professional services mainly due to decreased market spending on information technology in 2002 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

The decrease in revenue in 2002 was mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian operations decreased from $1,071,000 in 2001 to $1,031,000 in 2002. The deterioration of revenue from 2001 to 2002 is mainly due to the continued generally depressed condition of the Asian economies through the first quarter of 2002 resulting in a decrease in sales in the region, for the six months ended June 30, 2002.

Gross profit for 2002 decreased to $7,460,000 (66.5%) from $8,686,000 (68.0%) in 2001. The decrease in gross profit is due to the decrease in software sales which generate higher gross margins. Revenue on lower gross margin functions such as professional services also declined.

Selling, general and administrative expenses (“SG&A”) increased from $3,916,000 in 2001 to $4,409,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses.

The decrease in research and development costs in 2002 was due to the capitalization of approximately $359,000 of software development costs mainly associated with the Company’s new product development for hospitality. There were no such costs capitalized in 2001.

The decrease in amortization of intangibles in 2002 versus the comparable period of 2001 is due to the fact that goodwill is no longer amortized to expense commencing January 1, 2002. Goodwill amortization was $210,000 for the six months ended June 30, 2001.

Other operating (income) expense was ($1,349,000) in 2001 and $5,000 in 2002. The decrease in other operating income in 2002 is mainly due to the Company issuing Common Stock to certain creditors to satisfy its obligations, which resulted in a gain of $1,377,000 in the first quarter of 2001. There were no such transactions in 2002.

Net interest expense was $814,000 in 2001 compared to $772,000 in 2002. The decrease is mainly due to the Company not incurring interest expense for the Bridge Loan in 2002. The Bridge loan was paid in full in 2001.

The income tax provision only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward in 2001 and 2002.

Results from discontinued operations improved from a loss of $996,000 in 2001 to income of $180,000 in 2002 as a result of decreased Process Manufacturing operating expenses from $1,953,000 in 2001 to $637,000 in 2002. Revenue from discontinued operations decreased from $3,108,000 in 2001 to $1,487,000 in 2002. Revenue from Process Manufacturing decreased from $1,084,000 in 2001 to $833,000 in 2002 as the process business unit continued its transition from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in late 2001 and early 2002. Additionally, consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined $1,370,000 (67.7%) year over year, largely due to the sale of its domestic legacy hardware business in October 2001 and expected decreased volume and customers replacing their legacy systems.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market Risk Disclosures

The following discussion about the Company’s market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not have derivative financial instruments for hedging, speculative, or trading purposes.

Interest Rate Sensitivity

Of the Company’s approximate $11 million principal amount of indebtedness at June 30, 2002, approximately $2.0 million bears interest at a rate that fluctuates based on changes in prime rate. A one percentage point change in the underlying prime rate would result in an approximately $20,000 change in the annual amount of interest payable on such debt. Of the remaining amount of approximately $9 million, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10% and $0.3 bears fixed interest rates ranging from 6% to 17.5%.

Foreign Currency Risk

The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company’s transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended June 30, 2002.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Chapter 11 Bankruptcy Proceedings

At June 30, 2002, there was only one material claim to be settled before the Company’s Chapter 11 proceeding could be formally closed, a tax claim with the United States Internal Revenue Service (the “Service”). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

CSA Private Limited

CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. (“HIS”) substantially all their assets and certain of their liabilities (the “HIS Acquisition”). At the time of MAI’s acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. MAI also granted CSA demand registration rights with respect to such stock. CSA requested registration of their shares, but MAI delayed registration based upon its good faith exercise of its rights under its agreement with CSA. On October 5, 1998, CSA filed a lawsuit against MAI in the U.S. District Court for the Central District of California. Pursuant to a settlement agreement entered into as of May 13, 1999 MAI agreed by November 1, 1999 to file, or at a minimum to commence the process to file, a registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of registering CSA’s shares. CSA initiated another lawsuit in December 1999 in the above-referenced court (a) seeking damages in excess of $5 million; (b) enforcement of the settlement agreement; and (c) and injunctive relief through court order to cause MAI to file with the SEC. On March 6, 2000, the Company answered the complaint. Because the Company did not conclude the S-1 registration statement filing by November 1, 1999, CSA initiated another lawsuit in January 2000 to enforce the settlement agreement and secure injunctive relief through court order to cause us to file a registration statement.

The Company entered into a second settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA’s total share ownership to 2,433,333 shares; (ii) filed a registration statement for all of CSA’s shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to the Company’s present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002.

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

The agreement with CSA was revised whereby the Company shall be required to pay the required payments under the subordinated note unless and until it pays $1,000,000 by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note will cease until a final payment in the amount of $400,000 by February 28, 2003. If the Company does not make all of the modified payments to CSA, the subordinated note will revert back to its original terms.

Cher-Ae Heights Indian Community

A lawsuit has been filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation, now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the gaming subsidiary on July 27, 2001. However, the Company has not yet been formerly served with the lawsuit. Based upon this suit, MIS has informed the Company that it does not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see Note 5 to the condensed consolidated financial statements). The Company believes that the promissory note will be recoverable through payment from MIS or through the sale of the underlying collateral, if ultimately foreclosed upon.

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

The Company held its Annual Meeting of Stockholders on June 3, 2002 at the Hollywood Roosevelt Hotel, 7000 Hollywood Boulevard, Hollywood, California.

(b)	Elected Directors of Registrant.

The following persons were elected to serve as directors of the Company.

Richard S. Ressler Zohar Loshitzer Stephen Ross Steven F. Mayer

(c)	Items Voted Upon by Stockholders of the Registrant.

The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

		Votes Against Or
Subject	Votes For	Withheld	Abstentions	Broker Non-Votes

Election of Directors:

Richard S. Ressler	10,758,067	71,472	0	0

Zohar Loshitzer	10,734,047	95,492	0	0

Stephen Ross	10,743,477	86,062	0	0

Steven F. Mayer	10,743,477	86,062	0	0

Ratification of the Company’s Selection of KPMG LLP act as Independent Auditors for the Company	10,747,865	55,442	26,232	0

(d)	None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement dated June 23, 2002 between MAI Systems Corporation and Hospitality Services and Solutions, Pte. Ltd., a Singapore limited liability company

10.2	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Ressler

10.3	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Zohar Loshitzer

10.4	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Morton O. Schapiro

10.5	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Stephen Ross

10.6	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Steven F. Mayer

10.7	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and W. Brian Kretzmer

10.8	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and James W. Dolan

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION (Registrant)

Date: August 14, 2002	/s/ James W. Dolan James W. Dolan Chief Financial and Operating Officer (Chief Financial and Accounting Officer)

Exhibit Index

10.1	Stock Purchase Agreement dated June 23, 2002 between MAI Systems Corporation and Hospitality Services and Solutions, Pte. Ltd., a Singapore limited liability company

10.2	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Ressler

10.3	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Zohar Loshitzer

10.4	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Morton O. Schapiro

10.5	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Stephen Ross

10.6	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Steven F. Mayer

10.7	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and W. Brian Kretzmer

10.8	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and James W. Dolan

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002