Form 10-Q/A
period 2002-06-30
MAI SYSTEMS CORP
filed 2002-08-23
CIK 760436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

The sole purpose of this amendment to the Company’s previously filed Form 10-Q for the quarter ended June 30, 2002 is to disclose that the review of the financial statements included in the June 30, 2002 quarterly report has not yet been completed by the Company’s independent public accountants. Due to the late engagement of KPMG to commence the review process and KPMG’s unanticipated backlog of work, the Company filed its Form 10-Q in advance of KPMG’s completion of the SAS 71 review. KPMG anticipates completion of its review shortly.

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

The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

		Votes Against Or
Subject	Votes For	Withheld	Abstentions	Broker Non-Votes

Election of Directors:

Richard S. Ressler	10,758,067	71,472	0	0

Zohar Loshitzer	10,734,047	95,492	0	0

Stephen Ross	10,743,477	86,062	0	0

Steven F. Mayer	10,743,477	86,062	0	0

Ratification of the Company’s Selection of KPMG LLP act as Independent Auditors for the Company	10,747,865	55,442	26,232	0

(d)	None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement dated June 23, 2002 between MAI Systems Corporation and Hospitality Services and Solutions, Pte. Ltd., a Singapore limited liability company*

10.2	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Ressler*

10.3	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Zohar Loshitzer*

10.4	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Morton O. Schapiro*

10.5	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Stephen Ross*

10.6	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Steven F. Mayer*

10.7	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and W. Brian Kretzmer*

10.8	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and James W. Dolan*

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002*

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002*

*	Previously filed

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION (Registrant)

Date: August 14, 2002	/s/ James W. Dolan James W. Dolan Chief Financial and Operating Officer (Chief Financial and Accounting Officer)

Exhibit Index

10.1	Stock Purchase Agreement dated June 23, 2002 between MAI Systems Corporation and Hospitality Services and Solutions, Pte. Ltd., a Singapore limited liability company*

10.2	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Ressler*

10.3	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Zohar Loshitzer*

10.4	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Morton O. Schapiro*

10.5	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Stephen Ross*

10.6	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Steven F. Mayer*

10.7	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and W. Brian Kretzmer*

10.8	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and James W. Dolan*

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002*

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002*

*	Previously filed