Form 10-Q
period 2002-09-30
MAI SYSTEMS CORP
filed 2002-11-19
CIK 760436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2002

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

               ---------------------------------------------------

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

Yes [X]  No

As of November 19, 2002, 14,568,585 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


Due to the recent dismissal of KPMG LLP as its independent public accountants, the Company has been unable to engage a new independent public accounting firm to complete the SAS 71 review. The Company anticipates engaging its new independent public accounting firm and completing its SAS 71 review shortly.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI SYSTEMS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       (in thousands, except share data)
                                                                   As of December 31,    As of September 30,
                                                                          2001                  2002
                                                                   ------------------    -------------------

ASSETS

Current assets:
Cash                                                                    $   1,224             $     545
Receivables, less allowance for doubtful accounts of
   $1,023 in 2001 and $546 in 2002                                          2,396                 2,244
Inventories                                                                    90                    86
Note receivable                                                               500                   750
Prepaids and other assets                                                     918                   807
Current assets held for sale                                                  204                   579
                                                                        ---------             ---------
      Total current assets                                                  5,332                 5,011

Furniture, fixtures and equipment, net                                      1,221                   924
Notes receivable                                                              250                    --
Intangibles, net                                                              799                 1,532
Assets held for sale                                                          613                   563
Other assets                                                                   73                   261
                                                                        ---------             ---------

      Total assets                                                      $   8,288             $   8,291
                                                                        =========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt                                    $     112             $   5,856
   Line of credit                                                              --                 2,144
   Accounts payable                                                         1,903                 1,479
   Customer deposits                                                        1,164                 1,275
   Accrued liabilities                                                      2,402                 2,397
   Income taxes payable                                                       235                   101
   Unearned revenue                                                         1,743                 3,033
   Current liabilities held for sale                                        1,560                   385
                                                                        ---------             ---------
      Total current liabilities                                             9,119                16,670

Line of credit                                                              2,424                    --
Long-term debt                                                              8,542                 2,837
Other liabilities                                                           1,195                 1,263
                                                                        ---------             ---------
      Total liabilities                                                    21,280                20,770
                                                                        ---------             ---------

Stockholders' deficiency:
   Preferred Stock, par value $0.01 per share;
      1,000,000 shares authorized, none issued and
      outstanding                                                              --                    --
   Common Stock, par value $0.01 per share; authorized
      24,000,000 shares; 13,656,085 and 14,568,585
      shares issued and outstanding at December 31, 2001 and
      September 30, 2002, respectively                                        140                   149
   Additional paid-in capital                                             218,022               218,244
   Accumulated other comprehensive loss                                      (361)                 (488)
   Unearned compensation                                                       --                  (100)
   Accumulated deficit                                                   (230,793)             (230,284)
                                                                        ---------             ---------

      Total stockholders' deficiency                                      (12,992)              (12,479)
                                                                        ---------             ---------

Commitments and contingencies
Total liabilities and stockholders' deficiency                          $   8,288             $   8,291
                                                                        =========             =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (UNAUDITED)                 (UNAUDITED)
                                        For the Three Months Ended  For the Nine Months Ended
                                              September 30,               September 30,
                                        (in thousands, except per   (in thousands, except per
                                               share data)                 share data)
                                            2001          2002          2001          2002
                                          --------      --------      --------      --------
Revenue:
  Software                                $  1,254      $  1,396      $  4,465      $  3,787
  Network and computer equipment               375           328           820           731
  Services                                   4,474         3,987        13,588        12,413
                                          --------      --------      --------      --------
     Total revenue                           6,103         5,711        18,873        16,931
                                          --------      --------      --------      --------

Direct costs:
  Software                                      81           158           427           507
  Network and computer equipment               274           276           421           569
  Services                                   1,409         1,366         5,000         4,485
                                          --------      --------      --------      --------
     Total direct costs                      1,764         1,800         5,848         5,561
                                          --------      --------      --------      --------

     Gross profit                            4,339         3,911        13,025        11,370

Selling, general and administrative
  expenses                                   1,985         2,418         5,901         6,828

Research and development costs               1,114           797         3,289         2,461
Amortization of intangibles                    183            25           550           134
Other operating (income) expense                 8           232        (1,340)          237
                                          --------      --------      --------      --------

     Operating income                        1,049           439         4,625         1,710

Interest income                                  4             1            53             4
Interest expense                              (410)         (372)       (1,273)       (1,146)
                                          --------      --------      --------      --------

Income from continuing operations
  before income taxes                          643            68         3,405           568
Income taxes                                    (1)           (8)          (79)          (16)
                                          --------      --------      --------      --------
Income from continuing operations              642            60         3,326           552

Loss from discontinued operations             (231)         (223)       (1,227)          (43)
                                          --------      --------      --------      --------

     Net income (loss)                    $    411      $   (163)     $  2,099      $    509
                                          ========      ========      ========      ========

Income (loss) per share:

  Continuing Operations:
     Basic income per share               $   0.05      $   0.00      $   0.26      $   0.04
                                          ========      ========      ========      ========
     Diluted income per share             $   0.05      $   0.00      $   0.26      $   0.04
                                          ========      ========      ========      ========

  Discontinued Operations:
     Basic income (loss) per share        $  (0.02)     $  (0.01)     $  (0.10)     $   0.00
                                          ========      ========      ========      ========
     Diluted income (loss) per share      $  (0.02)     $  (0.01)     $  (0.10)     $   0.00
                                          ========      ========      ========      ========

  Net income (loss) per share:
     Basic income (loss) per share        $   0.03      $  (0.01)     $   0.16      $   0.04
                                          ========      ========      ========      ========
     Diluted income (loss) per share      $   0.03      $  (0.01)     $   0.16      $   0.04
                                          ========      ========      ========      ========

  Weighted average common shares
    used in determining income (loss)
    per share:

Basic                                       13,691        14,569        12,922        14,175
                                          ========      ========      ========      ========
Diluted                                     13,928        14,569        13,113        14,182
                                          ========      ========      ========      ========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           For the Nine Months Ended
                                                 September 30,
                                                 (in thousands)
                                               2001         2002
                                              -------      -------

Net cash provided by (used in) operating
  activities                                  $  (655)     $ 1,933

Cash flows used in investing activities -
    Capital expenditures                         (124)        (128)
    Software development costs
                                                   --         (615)
                                              -------      -------

Net cash used in investing activities            (124)        (743)
                                              -------      -------

Cash flows from financing activities:

    Net increase (decrease) in line of
      credit                                       18         (280)
    Proceeds received from sale of
      subsidiary                                1,000           --
    Repayments of long-term debt                 (262)         (89)
    Repayments of bridge loan                    (220)          --
                                              -------      -------

Net cash provided by (used in) financing
  activities                                      536         (369)
                                              -------      -------

Net cash provided by (used in) continuing
  operations                                     (243)         821

Net cash used in discontinued operations         (423)      (1,487)

Effect of exchange rate changes on cash             4          (13)
                                              -------      -------

Net change in cash                               (662)        (679)
                                              -------      -------

Cash at beginning of period                     1,019        1,224
                                              -------      -------

Cash at end of period                         $   357      $   545
                                              =======      =======


     Supplemental disclosure of non-cash investing and financing activities
                               (see notes 4 and 8)



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION AND LIQUIDITY

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

        The Company currently operates in one reportable business segment, which is the hospitality market, focusing primarily on the hotel, motel and resort destinations industry for which we design, sell, install and support enterprise information systems.

        Although the Company has a net stockholders' deficiency of $12,479,000 at September 30, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon and CSA as well as its facility with Coast, as needed, to meet its operating and capital requirements. The Company is currently not able to pay its existing debt obligations with Canyon and Coast, which mature in March 2003 and April 2003, respectively and CSA, which matures in October 2003, without significantly modifying the existing terms of such debt. The Company is currently in negotiations with all of its secured creditors to restructure the terms of the existing debt, including extending the maturity dates. The Company expects to generate positive cash flow from its continuing operations during 2002 and 2003 from shipping out products and services from its $3.2 million backlog as of September 30, 2002 as well as new orders. Also, in July 2001, the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in 2002 and an additional $250,000 to $300,000 in January 2003. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain the necessary renewal and/or restructure of its debt. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

2.      INVENTORIES

        Inventories are summarized as follows:

                                           (dollars in thousands)
                                       December 31,     September 30,
                                           2001              2002
                                       ------------     -------------

            Finished goods                  $75               $70
            Replacement parts                15                16
                                            ---               ---
                                            $90               $86
                                            ===               ===

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

        Shares of common stock may be distributed by the Company to its former creditors. As of September 30, 2002, 6,738,251 shares of Common Stock had been issued pursuant to the Plan and were outstanding.

4.      BUSINESS ACQUISITIONS

        HOTEL INFORMATION SYSTEMS, INC. ("HIS"):

        Effective August 9, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of HIS pursuant to an asset purchase agreement. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments. During the fourth quarter of 1996, arbitration proceedings were initiated regarding the final purchase price of HIS.

        In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims by the Company against HIS relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of September 30, 2002, the fair market value of the Company's common stock was $0.17 per share, which would result in approximately 5,138,110 additional shares being issued. Also, included in the escrow account at September 30, 2002 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of September 30, 2002, the final purchase price has not been determined.

        HOSPITALITY SERVICES & SOLUTIONS ("HSS"):

        On June 23, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of Hospitality Services & Solutions pursuant to a stock purchase agreement for 100,000 shares of common stock valued at $32,000, and $75,000 in cash. Additionally, the shareholders of HSS received a 20% minority interest in the Company's combined operations in Asia. The net assets acquired from HSS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also include subsidiaries of HSS in Malaysia, Singapore and Thailand.

5.      BUSINESS DIVESTITURES

        On June 19, 1999, the Company sold its gaming subsidiary ("GSI"). The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively ("Notes").

        On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the Common Stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of cash receipts from the third party, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement required a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment, which was received in December 2001. The Company also received a secured promissory note in the amount of $750,000. Under the terms of the secured promissory note, the third party was required to pay $500,000 in April 2002 (See Note 12) and the remaining $250,000 in January 2003. The third party is also required to pay an additional $250,000 in January 2003 subject to a maximum $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement.

        Due to the uncertainty of collecting the unsecured amount of $250,000, gain recognition on that part of the proceeds has been deferred until collection can be assured. The Company recorded a gain on the sale of GSI of $245,000 in the fourth quarter of 2001.

        On October 9, 2001, the Company sold certain rights under customer contracts together with the related assets and liabilities of its domestic Legacy hardware maintenance division to the third party which currently provides the on-site repair and warranty service to the Company's Legacy hardware maintenance customers. Pursuant to the agreement, the Company retained the software maintenance component of the customer contracts and will continue to provide the software support services directly to the domestic Legacy customer base. Additionally, the third party will be required to pay the

        Company approximately 15% of the third party's hardware maintenance revenue stream relating to the hardware maintenance customer contracts subsequent to October 31, 2003. In connection with the sale, the Company received $328,000 in cash and sold approximately $157,000 of assets consisting of inventory, spare parts, fixed assets and certain accounts receivable. The third party also assumed approximately $1,091,000 of liabilities consisting of accrued liabilities of approximately $366,000 and deferred revenue of approximately $725,000. The sale resulted in a gain of approximately $1,262,000 in October 2001, which is included in other operating income.

6.      BUSINESSES HELD FOR SALE

        In the fourth quarter of 2001, the Company's Board of Directors adopted a plan to sell its Process manufacturing and Legacy divisions. The Process manufacturing business division designs, sells, installs and supports total enterprise solutions to the process manufacturing industry. The Legacy business provides a wide array of products and services to its customers who continue to use its proprietary host-based computer systems, including field engineering services, new and replacement equipment, operating systems and software application products. These products and services upgrade, enhance and integrate the legacy systems with currently available computer technologies.

        The Company is actively seeking buyers for its Process Manufacturing and Legacy divisions and expects to consummate the sale of these divisions during 2002. These divisions are available for immediate sale subject only to customary terms for such sales.

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

        Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):

                                             For The Three Months       For The Nine Months
                                                    Ended                       Ended
                                                September 30,               September 30,
                                              2001         2002         2001          2002
                                             -------       -----       -------       -------

            Revenue                          $ 1,342       $ 585       $ 4,450       $ 2,072

            Income (loss) before income
              tax                               (231)       (223)       (1,227)          (43)

7.      LINE OF CREDIT AND BRIDGE LOAN AND LONG TERM DEBT

        LINE OF CREDIT & BRIDGE LOAN

        On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply). Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 4.5% and expires on April 30, 2003. The credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with all covenants as of September 30, 2002 except for its minimum quarterly profitability covenant of $250,000. Coast has informed the Company that it is in default and that Coast reserves all rights and remedies as provided in the loan agreement. Additionally, the Company capitalized $256,000 of software development costs during the quarter ended September 30, 2002.

        At December 31, 2001, approximately $2,579,000 $2,424,400, respectively, was available and drawn down under the credit facility. At September 30, 2002, approximately $2,162,000 and $2,144,000 was available and drawn down under the credit facility.

        The Loan Fee of $300,000 is classified in prepaids and other current assets and is being amortized to interest expense over the term of the facility.

        The Company is currently in negotiations with Coast to restructure the terms of the facility including extending its maturity date. There can be no assurance that Coast and MAI will come to terms on a restructuring or that management will be successful in finding a replacement lender with acceptable terms.

        LONG-TERM DEBT

        In March 1997, the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997, this indebtedness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes called for semi-annual interest payments.

        The Company and Canyon subsequently entered into a forbearance agreement which provided that the Company pay Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement, which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to Coast.

        On April 13, 2000, the Company entered into an agreement with Canyon, which waived all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,690,000 and $5,670,000 at December 31, 2001 and September 30, 2002, respectively.

        The Company is currently in negotiations with Canyon to restructure the terms of the subordinated notes including extending its maturity date. There can be no assurance that Canyon and MAI will come to terms on a restructuring or that management will be successful in finding a replacement lender with acceptable terms.

        In connection with a settlement agreement with CSA (see Note 12), the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company's assets which is subordinate to Coast and Canyon, accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt to CSA was $2,800,000 at December 31, 2001 and September 30, 2002.

        The agreement with CSA was revised whereby the Company shall be required to pay the required payments under the subordinated note unless and until it pays $1 million by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note will cease until a final payment in the amount of $400,000 is paid by February 28, 2003. If the Company does not make all of the modified payments to CSA, the subordinated note will revert back to its original terms. As of November 14, 2002, the Company had not made the modified payment nor its October 1, 2002 and November 1, 2002 required payment under the subordinated notes to CSA. CSA has not formally notified the Company of its default. The Company is currently in negotiations with CSA to restructure the terms of the subordinated notes including extending its maturity date. There can be no assurance that CSA and MAI will come to terms on a restructuring or that management will be successful in finding a replacement lender with acceptable terms.

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

        In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers. Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.

        Under SFAS No. 123, compensation cost is recognized for the fair value of the restricted stock awarded, which is its fair market value without restrictions at the date of grant, which was $0.25 per share. The total market value of the shares of $153,125 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule through March 2005. The unamortized balance as of September 30, 2002 is $100,000.

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

        Net income and earnings per share for the third quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                   For the Three        For the Nine
                                                   Months Ended         Months Ended
                                                   September 30,        September 30,
                                                        2001                2001
                                                   -------------        -------------

Net income:
    Reported net income                               $   411            $   2,099
    Goodwill amortization                                 105                  315
                                                      -------            ---------
       Adjusted net income                            $   516            $   2,414
                                                      =======            =========

Basic earnings per share:
    Reported basic earnings per share                 $  0.03            $    0.16
    Goodwill amortization                                0.01                 0.02
                                                      -------            ---------
       Adjusted basic earnings per share              $  0.04            $    0.18
                                                      =======            =========

Diluted earnings per share:
    Reported diluted earnings per share               $  0.03            $    0.16
    Goodwill amortization                                0.01                 0.02
                                                      -------            ---------
       Adjusted diluted earnings per share            $  0.04            $    0.18
                                                      =======            =========

        As of September 30, 2002, net intangible assets consisted of $917,000 of goodwill and $615,000 of capitalized software. Capitalized software amortization was $64,000 $45,000 and $25,000 during the first, second, and third quarters of 2002, respectively.

10.     INCOME PER SHARE OF COMMON STOCK

        Basic and diluted income per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

        The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

                                          For the Three Months Ended    For the Nine Months Ended
                                                  September 30,               September 30,
                                               2001         2002            2001         2002
                                              -------      -------         -------      -------
                                              (in thousands except         (in thousands except
                                                 per share data)              per share data)
Numerator:
Numerator for basic and diluted
  earnings per share - net income             $   411      $  (163)        $ 2,099      $   509
                                              =======      =======         =======      =======
Denominator:
Denominator  for  basic  earnings  per
 share-weighted average number of Common
 shares outstanding during the period          13,691       14,569          12,922       14,175

Incremental common shares
  attributable to exercise of
  outstanding shares                              237           --             191            7
                                              -------      -------         -------      -------

Denominator for diluted earnings per
  share                                        13,928       14,569          13,113       14,182
                                              =======      =======         =======      =======

Basic earnings per share                      $  0.03      $ (0.01)        $  0.16      $  0.04
                                              =======      =======         =======      =======

Diluted earnings per share                    $  0.03      $ (0.01)        $  0.16      $  0.04
                                              =======      =======         =======      =======

        The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions. The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 2,126,894 and 2,667,272 for the nine-month periods ended September 30, 2001 and 2002, respectively.

11.     ACCOUNTING PRONOUNCEMENTS

        On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long -Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets for Be Disposed Of, it retains many of the fundamental provisions of that Statement.

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

        Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company elected to adopt Statement No. 144 as of December 31, 2001. There was no impact on the statement of operations as a result of the adoption of Statement No. 144.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, "to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring). "SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

12.     LEGAL PROCEEDINGS

        Chapter 11 Bankruptcy Proceedings

        At September 30, 2002, there was only one material claim to be settled regarding the Company's Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

        CSA Private Limited

        CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. The Company entered into a settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA's total share ownership to 2,433,333 shares; (ii) filed a registration statement for all of CSA's shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and
        (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to the Company's present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002 (see note 7).

        In connection with the settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital.

        Cher-Ae Heights Indian Community

        A lawsuit has been filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS has informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see note 5). The Company is currently in settlement negotiations with Cher-Ae Heights and MIS to resolve any and all outstanding legal issues associated with Cher-Ae Heights and the July 27, 2001 Agreement and believes that the promissory note will be recoverable through payments from MIS.

        Logix Development Corporation

        The Company entered into a settlement agreement with Logix in July of 2002 whereby it (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.

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

13.     COMPREHENSIVE INCOME

        The following table summarizes components of comprehensive income:

                           For The Three Months   For The Nine Months
                                  Ended                   Ended
                              September 30,           September 30,
                             2001       2002         2001       2002
                             ----      -----       ------      -----

Net income                   $411      $(163)      $2,099      $ 509

Change in cumulative
translation Adjustments        46        (37)          56       (128)
                             ----      -----       ------      -----

Comprehensive income         $457      $(200)      $2,155      $ 381
                             ====      =====       ======      =====

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

        The Company capitalized $256,000 and $615,000 of software development costs during the three and nine month periods ended September 30, 2002, respectively, relating to its new N-Tier, Internet-native corporate application suite of products written. Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, working capital decreased from a working capital deficiency of $3,787,000 at December 31, 2001 to a working capital deficiency of $11,659,000 as an additional $7.9 million of Company debt was classified as current as of September 30, 2002. Excluding unearned revenue of $3,033,000, the Company's working capital deficiency at September 30, 2002 would be $8,626,000 or a ratio of current assets to current liabilities of 0.37 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2001 was $2,044,000 with a current ratio of 0.72 to 1.0. Excluding unearned revenue, the increase in the working capital deficiency of $6,582,000 was primarily attributable to an increase in current portion of long-term debt and line of credit of $7,888,000 and customer deposits of $111,000 offset by increases in note receivable of $250,000, current assets held for sale of $375,000 and decreases in accounts payable of $424,000, income taxes payable of $134,000 and current liabilities held for sale of $1,175,000.

        Cash was $545,000 at September 30, 2002, as compared to $1,224,000 at December 31, 2001. Availability under the Company's secured revolving credit facility is based on a calculation using a rolling average of certain cash collections. At September 30, 2002, approximately $2,162,000 was available and $2,144,000 was drawn down under this facility. The facility expires on April 30, 2003.

        Net cash used in investing activities for the nine months ended September 30, 2002, totaled $743,000 which represented capital expenditures of $128,000 and capitalized software of $615,000.

        Net cash used in financing activities for the nine months ended September 30, 2002 totaled $369,000, which is comprised of a $280,000 decrease in the secured revolving credit facility and $89,000 in repayments of long-term debt. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt. The facility, and subordinated debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including an adjusted minimum consolidated net worth of ($4,758,102) as of September 30, 2002, minimum quarterly debt coverage ratio of 1.1:1 and minimum quarterly profitability of $250,000. In the event that we are not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the facility and subordinated debt would become immediately due and payable. We were in compliance with all covenants as of September 30, 2002, except for our minimum quarterly profitability covenant of $250,000. Coast has informed the Company that it is in default and that Coast reserves all rights and remedies as provided in the loan agreement. Additionally, the Company capitalized $256,000 of software development costs during the quarter ended September 30, 2002. The restrictions and covenants are assessed quarterly.

        Stockholders' deficiency decreased from $12,992,000 at December 31, 2001 to $12,479,000 at September 30, 2002, mainly as a result of net income of $509,000 and the issuance of common stock of $231,000 offset by an increase in the accumulated other comprehensive loss of $127,000 and unearned compensation of $100,000.

        Net cash provided by operating activities for the nine months ended September 30, 2002 totaled $1,933,000 and mainly related to an increase in unearned revenue of $1,040,000, customer deposits of $111,000, net income for the period of $509,000, non-cash charges for depreciation and amortization of tangible and intangible assets of $775,000 and a decrease in accounts receivable of $260,000 and $191,000 of prepaids and other assets, offset by a decrease in accounts payable of $570,000, accrued liabilities of $132,000, and income taxes payable of $139,000. Net cash used for discontinued operations was $1,487,000. The Company expects that it will generate cash from its operating activities during the next twelve months.

        Although the Company has a net stockholders' deficiency of $12,479,000 at September 30, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon and CSA as well as its facility with Coast, as needed, to meet its operating and capital requirements. The Company is currently not able to pay its existing debt obligations with Canyon and Coast, which mature in March 2003 and April 2003, respectively and CSA, which matures in October 2003, without significantly modifying the existing terms of such debt. The Company is currently in negotiations with all of its secured creditors to restructure the terms of the existing debt, including extending the maturity dates. The Company expects to generate positive cashflow from its continuing operations during 2002 and 2003 from shipping out products and services from its $3.2 million backlog as of September 30, 2002 as well as new orders. Also, in July 2001, the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in 2002 and an additional $250,000 to $300,000 in January 2003. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain the necessary renewal and/or restructure of its debt. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the

        Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table summarizes the Company's obligations and commitments as of September 30, 2002:

                                                  Payments Due by Period (in thousands)
                                                  -------------------------------------
                                                 Less Than 1                              After 5
Contractual Cash Obligations          Total          Year       1-3 Years    4-5 Years     Years
----------------------------          -----      -----------    ---------    ---------    -------

Long-Term Debt                       $ 8,787        $5,928        $2,607        $ --        $252
Line of Credit                         2,144         2,144            --          --          --
Operating Leases                       1,372           765           540          67          --
                                     -------        ------        ------        ----        ----
                                     $12,303        $8,837        $3,147        $ 67        $252
                                     =======        ======        ======        ====        ====

                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2001 Compared
                    to Three Months Ended September 30, 2002

                                        September 30,    Percentage    September 30,   Percentage
                                            2001         of Revenue         2002       of Revenue
                                        -------------    ----------    -------------   ----------
                                       (in thousands)                  (in thousands)

Revenue                                    $ 6,103         100.0%         $ 5,711         100.0%
Gross profit                                 4,339          71.1%           3,911          68.5%
Selling, general and administrative
  expenses                                   1,985          32.5%           2,418          42.3%
Research and development costs               1,114          18.3%             797          14.0%
Amortization of intangibles                    183           3.0%              25           0.4%
Other operating income                           8           0.1%             232           4.1%
Interest expense, net                          406           6.7%             371           6.5%
Income taxes                                     1           0.0%               8           0.1%
Loss from discontinued operations             (231)         (3.8)%           (223)         (3.9)%
Net income                                 $   411           6.7%         $  (163)         (2.9)%

        Revenue for 2002 was $5,711,000 compared to $6,103,000 in 2001 or a 6.4%
        decrease. Revenue decreased $392,000 in 2002, as a result of decreased professional services and maintenance services mainly due to decreased capital spending on information technology in 2002 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

        The decrease in revenue in 2002 was mainly attributable to a decrease in services as many hotels have reduced their operating costs by canceling or reducing contracted services, including support, in a post September 11, 2001 economy. Many hotels have requested that their suppliers reduce the cost of service or delay any price while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms. Certain hotels have also established their own help desks to further reduce costs. As a result, the Company did not raise support prices in 2002 and agreed, with certain of its clients, to provide a second line of support versus a first line of support that was previously provided to such clients. Our continuing hospitality business unit continues to generate sufficient cash from operations to adequately fund its ongoing operating activities.

        Gross profit for 2002 decreased to $3,911,000 (68.5%) from $4,339,000
        (71.1%) in 2001. The decrease in gross profit is mainly due to the decrease in professional services and maintenance services revenues during the period in excess of the Company's cost reductions. Selling, general and administrative expenses ("SG&A") increased from $1,985,000 in 2001 to $2,418,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses as the Company actively markets components of its newly developed enterprise suite of applications. Additionally, approximately $225,000 was expensed to S,G&A during the period in connection with the Company's legal settlement with Logix.

        The decrease in research and development costs in 2002 was due to the capitalization of approximately $257,000 of software development costs associated with the Company's new product development for hospitality. There were no such costs capitalized in 2001.

        The decrease in amortization of intangibles in 2002 versus the comparable period of 2001 is due to the fact that goodwill is no longer amortized to expense commencing January 1, 2002. Goodwill amortization was $105,000 for the three months ended September 30, 2001.

        Net interest expense was $406,000 in 2001 compared to $371,000 in 2002. The decrease is mainly due to the Company not incurring interest expense for the Bridge Loan in 2002. The Bridge loan was paid in full in 2001.

        The income tax provision reflects a tax provision for our foreign operations only and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward in 2001 and 2002.

        Results from discontinued operations improved from a loss of $231,000 in 2001 to loss of $223,000 in 2002 as a result of decreased Process Manufacturing operating expenses from $866,000 in 2001 to $401,000 in 2002. Revenue from discontinued operations decreased from $1,342,000 in 2001 to $585,000 in 2002. Revenue from Process Manufacturing decreased from $482,000 in 2001 to $339,000 in 2002 as the process business unit continued its transition from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in late 2001 and early 2002. Additionally, consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined $614,000 (71.3%) from $860,000 in 2001 to $246,000 in
        2002, largely due to the sale of its domestic legacy hardware business in October 2001 and expected decreased volume and customers replacing their legacy systems. The Company is actively engaged in selling its businesss units classified as discontinued operations.

                      Nine Months Ended September 30, 2001
                Compared to Nine Months Ended September 30, 2002

                                         September 30,      Percentage   September 30,     Percentage
                                             2001           of Revenue       2002          of Revenue
                                         -------------      ----------   -------------     ----------
                                         (in thousands)                  (in thousands)

Revenue                                    $ 18,873           100.0%       $ 16,931           100.0%
Gross profit                                 13,025            69.0%         11,370            67.2%
Selling, general and administrative
  expenses                                    5,901            31.3%          6,828            40.4%
Research and development costs                3,289            17.4%          2,461            14.6%
Amortization of intangibles                     550             2.9%            134             0.8%
Other operating (income) expense             (1,340)           (7.1)%           237             1.4%
Interest expense, net                         1,220             6.5%          1,142             6.8%
Income taxes                                     79             0.4%             16             0.1%
Loss from discontinued operations            (1,227)           (6.5)%           (43)           (0.3)%
Net income                                 $  2,099            11.1%       $    509             3.0%

        Revenue for 2002 was $16,931,000 compared to $18,873,000 in 2001 or a
        10.5% decrease. Revenue decreased $688,000 in 2002, as a result of decreased professional services and maintenance services mainly due to decreased capital spending on information technology in 2002 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

        The decrease in revenue in 2002 was mainly attributable to a decrease in services as many hotels have reduced their operating costs by canceling or reducing contracted services, including support, in a post September 11, 2001 economy. Many hotels have requested that their suppliers reduce the cost of service or delay any price increases while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms. Certain hotels have also established their own help desks to further reduce costs. As a result, the Company did not raise support prices in 2002 and agreed, with certain of its clients, to provide a second line of support versus a first line of support that was previously provided to such clients. Our continuing hospitality business unit continues to generate sufficient cash from operations to adequately fund its ongoing operating activities.

        Gross profit for 2002 decreased to 11,370,000 (67.2%) from $13,025,000
        (69.0%) in 2001. The decrease in gross profit is mainly due to the decrease in professional services and maintenance services revenues during the period in excess of the Company's cost reductions. Selling, general and administrative expenses ("SG&A") increased from $5,901,000 in 2001 to $6,828,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses as the Company actively markets components of its newly developed enterprise suite of applications. Additionally, approximately $225,000 was expensed to S,G&A during the period in connection with the Company's legal settlement with Logix.

        The decrease in research and development costs in 2002 was due to the capitalization of approximately $615,000 of software development costs associated with the Company's new product development for hospitality. There were no such costs capitalized in 2001.

        The decrease in amortization of intangibles in 2002 versus the comparable period of 2001 is due to the fact that goodwill is no longer amortized to expense commencing January 1, 2002. Goodwill amortization was $315,000 for the nine months ended September 30, 2001.

        Other operating (income) expense was ($1,340,000) in 2001 and $237,000 in 2002. The decrease in other operating income in 2002 is mainly due to the Company issuing Common Stock to certain creditors to satisfy its obligations, which resulted in a gain of $1,377,000 in the first quarter of 2001. There were no such transactions in 2002.

        Net interest expense was $1,220,000 in 2001 compared to $1,142,000 in 2002. The decrease is mainly due to the Company not incurring interest expense for the Bridge Loan in 2002. The Bridge loan was paid in full in 2001.

        The income tax provision only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward in 2001 and 2002.

        Results from discontinued operations improved from a loss of $1,227,000 in 2001 to loss of $43,000 in 2002 as a result of decreased Process Manufacturing operating expenses from $2,819,000 in 2001 to $1,039,000 in 2002. Revenue from discontinued operations decreased from $4,450,000 in 2001 to $2,073,000 in 2002. Revenue from Process Manufacturing decreased from $1,565,000 in 2001 to $1,172,000 in 2002 as the process business unit continued its transition from a direct selling model to a reseller model and completed development of new products. During 2000, we focused on developing enhancements to our CIMPRO V and CIMPRO classic process manufacturing products which were released in late 2001 and early 2002. Additionally, consistent with our strategy to focus on providing software and services to our vertical markets, our legacy revenue (traditional hardware contract service revenues and proprietary add-on sales) declined $1,984,000 (68.8%) from $2,885,000 to $901,000, largely due to the sale of its domestic legacy hardware business in October 2001 and expected decreased volume and customers replacing their legacy systems.

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

        INTEREST RATE SENSITIVITY

        Of the Company's approximate $10.8 million principal amount of indebtedness at September 30, 2002, approximately $2.1 million bears interest at a rate that fluctuates based on changes in prime rate. A one percentage point change in the underlying prime rate would result in an approximately $21,000 change in the annual amount of interest payable on such debt. Of the remaining amount of approximately $8.7 million, $5.6 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10% and $300,000 bears fixed interest rates ranging from 6% to 17.5%.

        FOREIGN CURRENCY RISK

        The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 2002.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date ("Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

        (b) CHANGES IN INTERNAL CONTROLS

        There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Chapter 11 Bankruptcy Proceedings

        At September 30, 2002, there was only one material claim to be settled regarding the Company's Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

        CSA Private Limited

        CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. The Company entered into a settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA's total share ownership to 2,433,333 shares; (ii) filed a registration statement for all of CSA's shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and
        (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to the Company's present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002 (see note 7 to the financial statements).

        In connection with the settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital.

        Cher-Ae Heights Indian Community

        A lawsuit has been filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS has informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see note 5 to the financial statements). The Company is currently in settlement negotiations with Cher-Ae Heights and MIS to resolve any and all outstanding legal issues associated with Cher-Ae Heights and the July 27, 2001 Agreement and believes that the promissory note will be recoverable through payments from MIS.

        Logix Development Corporation

        The Company entered into a settlement agreement with Logix in July of 2002 whereby it (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.

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

        (a)    None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        99.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002

        99.2 Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002

        (b)    Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAI SYSTEMS CORPORATION
                                           (Registrant)


Date: November 19, 2002                    /s/ James W. Dolan
                                           -------------------------------------
                                           James W. Dolan
                                           Chief Financial and Operating Officer
                                           (Chief Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------

99.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002

99.2 Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002