Form 10-Q/A
period 2002-06-30
MAI SYSTEMS CORP
filed 2003-01-24
CIK 760436

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

Although the Company has a net stockholders' deficiency of $12,333,000 at June 30, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon and its facility with Coast, as needed, in 2002 to meet its operating and capital requirements. The Company expects to generate positive cashflow during 2002 from shipping out products and services from its $3.3 million backlog as of June 30, 2002 as well as new orders. Also, in July 2001 the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in 2002 and an additional $250,000 to $500,000 in January 2003. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain the necessary renewal and/or restructure of its debt. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

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

In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility was amended on July 28, 1999 to allow for aggregate borrowings on an interest only basis under the credit facility and Bridge Loan not to exceed $6,000,000. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 2.25% (prime plus 5.25% when default interest rates apply) and expires on April 30, 2003. The facility was again amended on April 13, 2000 and September 12, 2000. In accordance with the amendments, the Bridge Loan and the credit facility bear interest at prime plus 4.5% and required $35,000 weekly principal payments on the Bridge Loan, except for the period from September 12, 2000 through December 8, 2000, which required monthly payments of $35,000, until it was paid in full. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. Additionally, the credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment on April 13, 2000, Coast waived all existing defaults. Additionally, the Company agreed to pay Coast a fee of $300,000 (“Loan Fee”) in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with covenants as of June 30, 2002. The Company capitalized $359,000 of software development costs during the quarter ended June 30, 2002. If the Company had not capitalized such costs during the period, it would not have met its minimum quarterly profitability covenant. Additionally, the Company expects that it will not meet its minimum quarterly profitability covenant for the quarter ending September 30, 2002, which will include approximately $256,000 of capitalized software development costs.

At December 31, 2001 and June 30, 2002, approximately $2,424,400 and $2,039,000, respectively, was available and drawn down under the credit facility.

The Loan Fees of $300,000 is classified in prepaids and other current assets and is being amortized to interest expense over the term of the facility.

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

The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions. The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 1,702,939 and 1,975,772 for the six-month periods ended June 30, 2001 and 2002, respectively.

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

Chapter 11 Bankruptcy Proceedings

At June 30, 2002, there was only one material claim to be settled regarding the Company’s Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the “Service”). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

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

The Company capitalized $359,000 of software development costs during the quarter ended June 30, 2002 relating to its new N-Tier, Internet-native corporate application suite of products written. Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized.

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

Net cash used in financing activities for the six months ended June 30, 2002 totaled $460,000, which is comprised of a $385,000 decrease in the secured revolving credit facility and $75,000 in repayments of long-term debt. The revolving credit facility requires monthly interest only payments on the average outstanding balance for the period. The Company is required to make weekly payments of $12,500 on the subordinated debt. The facility, and subordinated debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including an adjusted minimum consolidated net worth of ($4,628,000) as of June 30, 2002, minimum quarterly debt coverage ratio of 1.1:1 and minimum quarterly profitability of $250,000. We were in compliance with these covenants as of June 30, 2002. The Company capitalized $359,000 of software development costs during the quarter ended June 30, 2002. If the Company had not capitalized such costs during the period, it would not have met its minimum quarterly profitability covenant. Additionally, the Company expects that it will not meet its minimum quarterly profitability covenant for the quarter ending September 30, 2002, which will include approximately $256,000 of capitalized software development costs.

In the event that we are not in compliance with the various restrictions and covenants and are unable to receive waivers for non-compliance, the facility and subordinated debt would become immediately due and payable. The restrictions and covenants are assessed quarterly.

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

Revenue in our Asian operations decreased from $1,071,000 in 2001 to $1,031,000 in 2002. The deterioration of revenue from 2001 to 2002 is mainly due to the continued generally depressed condition of the Asian economies through the first two quarters of 2002 resulting in a decrease in sales in the region, for the six months ended June 30, 2002.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Chapter 11 Bankruptcy Proceedings

At June 30, 2002, there was only one material claim to be settled regarding the Company’s Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the “Service”). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

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

The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

		Votes Against Or
Subject	Votes For	Withheld	Abstentions	Broker Non-Votes

Election of Directors:

Richard S. Ressler	10,758,067	71,472	0	0

Zohar Loshitzer	10,734,047	95,492	0	0

Stephen Ross	10,743,477	86,062	0	0

Steven F. Mayer	10,743,477	86,062	0	0

Ratification of the Company’s Selection of KPMG LLP act as Independent Auditors for the Company	10,747,865	55,442	26,232	0

(d)	None.

Item 5. Other Information

(a)	None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement dated June 23, 2002 between MAI Systems Corporation and Hospitality Services and Solutions, Pte. Ltd., a Singapore limited liability company*

10.2	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Ressler*

10.3	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Zohar Loshitzer*

10.4	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Morton O. Schapiro*

10.5	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Stephen Ross*

10.6	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Steven F. Mayer*

10.7	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and W. Brian Kretzmer*

10.8	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and James W. Dolan*

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002*

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002*

*	Previously filed

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION (Registrant)

Date: November 19, 2002	/s/ James W. Dolan James W. Dolan Chief Financial and Operating Officer (Chief Financial and Accounting Officer)

Exhibit Index

10.1	Stock Purchase Agreement dated June 23, 2002 between MAI Systems Corporation and Hospitality Services and Solutions, Pte. Ltd., a Singapore limited liability company*

10.2	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Ressler*

10.3	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Richard S. Zohar Loshitzer*

10.4	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Morton O. Schapiro*

10.5	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Stephen Ross*

10.6	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and Steven F. Mayer*

10.7	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and W. Brian Kretzmer*

10.8	Restricted Stock Agreement Dated April 16, 2002 between MAI Systems Corporation and James W. Dolan*

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002*

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of Sarbane-Oxley Act of 2002*

*	Previously filed

CERTIFICATIONS

I, William B. Kretzmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MAI Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ William B. Kretzmer

William B. Kretzmer Chief Executive Officer

I, James W. Dolan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MAI Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	By:	/s/ James W. Dolan

James W. Dolan Chief Financial and Operating Officer