Form 10-Q/A
period 2002-09-30
MAI SYSTEMS CORP
filed 2003-01-24
CIK 760436

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

Yes  ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒  No

As of November 19, 2002, 14,568,585 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAI SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(in thousands, except share data)
	As of December 31,	As of September 30,
	2001	2002

ASSETS
Current assets:
Cash	$1,224	$545
Receivables, less allowance for doubtful accounts of $1,023 in 2001 and $546 in 2002	2,396	2,244
Inventories	90	86
Note receivable	500	750
Prepaids and other assets	918	807
Current assets held for sale	204	579

Total current assets	5,332	5,011
Furniture, fixtures and equipment, net	1,221	924
Notes receivable	250	—
Intangibles, net	799	1532
Assets held for sale	613	563
Other assets	73	261

Total assets	$8,288	$8,291

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$112	$5,856
Line of credit	—	2,144
Accounts payable	1,903	1,479
Customer deposits	1,164	1,275
Accrued liabilities	2,402	2,397
Income taxes payable	235	101
Unearned revenue	1,743	3,033
Current liabilities held for sale	1,560	385

Total current liabilities	9,119	16,670
Line of credit	2,424	—
Long-term debt	8,542	2,837
Other liabilities	1,195	1,263

Total liabilities	21,280	20,770

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 13,656,085 and 14,568,585 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	140	149
Additional paid-in capital	218,022	218,244
Accumulated other comprehensive loss	(361)	(488)
Unearned compensation	—	(100)
Accumulated deficit	(230,793)	(230,284)

Total stockholders’ deficiency	(12,992)	(12,479)

Commitments and contingencies
Total liabilities and stockholders’ deficiency	$8,288	$8,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2001	2002	2001	2002

Revenue:
Software	$1,254	$1,396	$4,465	$3,787
Network and computer equipment	375	328	820	731
Services	4,474	3,987	13,588	12,413

Total revenue	6,103	5,711	18,873	16,931

Direct costs:
Software	81	158	427	507
Network and computer equipment	274	276	421	569
Services	1,409	1,366	5,000	4,485

Total direct costs	1,764	1,800	5,848	5,561

Gross profit	4,339	3,911	13,025	11,370
Selling, general and administrative expenses	1,985	2,418	5,901	6,828
Research and development costs	1,114	797	3,289	2,461
Amortization of intangibles	183	25	550	134
Other operating (income) expense	8	232	(1,340)	237

Operating income	1,049	439	4,625	1,710
Interest income	4	1	53	4
Interest expense	(410)	(372)	(1,273)	(1,146)

Income from continuing operations before income taxes	643	68	3,405	568
Income taxes	(1)	(8)	(79)	(16)

Income from continuing operations	642	60	3,326	552
Loss from discontinued operations	(231)	(223)	(1,227)	(43)

Net income (loss)	$411	$(163)	$2,099	$509

Income (loss) per share:
Continuing Operations:
Basic income per share	$0.05	$0.00	$0.26	$0.04

Diluted income per share	$0.05	$0.00	$0.26	$0.04

Discontinued Operations:
Basic income (loss) per share	$(0.02)	$(0.01)	$(0.10)	$0.00

Diluted income (loss) per share	$(0.02)	$(0.01)	$(0.10)	$0.00

Net income (loss) per share:
Basic income (loss) per share	$0.03	$(0.01)	$0.16	$0.04

Diluted income (loss) per share	$0.03	$(0.01)	$0.16	$0.04

Weighted average common shares used in determining income (loss) per share:
Basic	13,691	14,569	12,922	14,175

Diluted	13,928	14,569	13,113	14,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	(in thousands)
	2001	2002

Net cash provided by (used in) operating activities	$(655)	$1,933

Cash flows used in investing activities -
Capital expenditures	(124)	(128)
Software development costs	—	(615)

Net cash used in investing activities	(124)	(743)

Cash flows from financing activities:
Net increase (decrease) in line of credit	18	(280)
Proceeds received from sale of subsidiary	1,000	—
Repayments of long-term debt	(262)	(89)
Repayments of bridge loan	(220)	—

Net cash provided by (used in) financing activities	536	(369)

Net cash provided by (used in) continuing operations	(243)	821
Net cash used in discontinued operations	(423)	(1,487)
Effect of exchange rate changes on cash	4	(13)

Net change in cash	(662)	(679)

Cash at beginning of period	1,019	1,224

Cash at end of period	$357	$545

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

Although the Company has a net stockholders’ deficiency of $12,479,000 at September 30, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon and CSA as well as its facility with Coast, as needed, to meet its operating and capital requirements. The Company is currently not able to pay its existing debt obligations with Canyon and Coast, which mature in March 2003 and April 2003, respectively and CSA, which matures in October 2003, without significantly modifying the existing terms of such debt. The Company is currently in negotiations with all of its secured creditors to restructure the terms of the existing debt, including extending the maturity dates. The Company expects to generate positive cash flow from its continuing operations during 2002 and 2003 from shipping out products and services from its $3.2 million backlog as of September 30, 2002 as well as new orders. Also, in July 2001, the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in 2002 and an additional $250,000 to $300,000 in January 2003. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain the necessary renewal and/or restructure of its debt. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

2.	Inventories

Inventories are summarized as follows:

	(dollars in thousands)
	December 31,	September 30,
	2001	2002

Finished goods	$75	$70
Replacement parts	15	16

	$90	$86

3.	Plan of Reorganization

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

In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares will be released from the escrow account and returned to the Company. In addition, further claims by the Company against HIS relating to legal costs and certain disbursements currently estimated at $650,000 are presently pending. Resolution of such claims may result in release of additional escrow shares to the Company. Upon settlement, the Company may, as needed, pursuant to the asset purchase agreement and related documents, issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applies to a maximum of 73,466 shares of Common Stock. As of September 30, 2002, the fair market value of the Company’s common stock was $0.17 per share, which would result in approximately 5,138,110 additional shares being issued. Also, included in the escrow account at September 30, 2002 is 200,000 shares of Common Stock which do not have a guarantee of value. The amount and number of shares will be determined based on the final resolution of such claims. Accordingly, as of September 30, 2002, the final purchase price has not been determined.

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

On June 19, 1999, the Company sold its gaming subsidiary (“GSI”). The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively (“Notes”).

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

Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002

Revenue	$1,342	$585	$4,450	$2,072
Income (loss) before income tax	(231)	(223)	(1,227)	(43)

7.	Line of Credit and Bridge Loan and Long Term Debt

Line of Credit & Bridge Loan

On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit (“Coast”) in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply). Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility is based on a calculation using a rolling average of certain cash collections. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 4.5% and expires on April 30, 2003. The credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, the Company agreed to pay Coast a fee of $300,000 (“Loan Fee”) in weekly installments of $35,000 commencing after the Bridge Loan is paid in full. The Loan Fee was fully paid by April 23, 2001. The facility contains various restrictions and covenants, including a minimum consolidated net worth, debt coverage ratio and minimum quarterly profitability. The Company was in compliance with all covenants as of September 30, 2002 except for its minimum quarterly profitability covenant of $250,000. Coast has informed the Company that it is in default and that Coast reserves all rights and remedies as provided in the loan agreement. Additionally, the Company capitalized $256,000 of software development costs during the quarter ended September 30, 2002.

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

Net income and earnings per share for the third quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001
Net income:
Reported net income	$411	$2,099
Goodwill amortization	105	315

Adjusted net income	$516	$2,414

Basic earnings per share:
Reported basic earnings per share	$0.03	$0.16
Goodwill amortization	0.01	0.02

Adjusted basic earnings per share	$0.04	$0.18

Diluted earnings per share:
Reported diluted earnings per share	$0.03	$0.16
Goodwill amortization	0.01	0.02

Adjusted diluted earnings per share	$0.04	$0.18

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

The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002

	(in thousands except per share data)		(in thousands except per share data)
Numerator:
Numerator for basic and diluted earnings per share – net income	$411	$(163)	$2,099	$509

Denominator:
Denominator for basic earnings per share- weighted average number of Common shares outstanding during the period	13,691	14,569	12,922	14,175
Incremental common shares attributable to exercise of outstanding shares	237	—	191	7

Denominator for diluted earnings per share	13,928	14,569	13,113	14,182

Basic earnings per share	$0.03	$(0.01)	$0.16	$0.04

Diluted earnings per share	$0.03	$(0.01)	$0.16	$0.04

The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions. The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 2,126,894 and 2,667,272 for the nine-month periods ended September 30, 2001 and 2002, respectively.

11.	Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long –Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long –Lived Assets and for Long-Lived Assets for Be Disposed Of, it retains many of the fundamental provisions of that Statement.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, “to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring). “SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

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

Cher-Ae Heights Indian Community

A lawsuit has been filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS has informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see note 5). The Company is currently in settlement negotiations with Cher-Ae Heights and MIS to resolve any and all outstanding legal issues associated with Cher-Ae Heights and the July 27, 2001 Agreement and believes that the promissory note will be recoverable through payments from MIS.

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

13.	Comprehensive Income

The following table summarizes components of comprehensive income:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002

Net income	$411	$(163)	$2,099	$509
Change in cumulative translation Adjustments	46	(37)	56	(128)

Comprehensive income	$457	$(200)	$2,155	$381

Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

14.	Subsequent Events

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations to the management of this subsidiary pursuant to a stock purchase agreement. In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and install the Company’s hospitality products in Canada. The sale resulted in a loss of approximately $630,000, which will be included in the loss from the sale of discontinued operations in the fourth quarter of 2002.

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000. The sale resulted in a loss of approximately $391,000, which will be included in the loss from the sale of discontinued operations in the fourth quarter of 2002.

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

Liquidity and Capital Resources

At September 30, 2002, working capital decreased from a working capital deficiency of $3,787,000 at December 31, 2001 to a working capital deficiency of $11,659,000 as an additional $7.9 million of Company debt was classified as current as of September 30, 2002. Excluding unearned revenue of $3,033,000, the Company’s working capital deficiency at September 30, 2002 would be $8,626,000 or a ratio of current assets to current liabilities of 0.37 to 1.0. Excluding unearned revenue, working capital deficiency at December 31, 2001 was $2,044,000 with a current ratio of 0.72 to 1.0. Excluding unearned revenue, the increase in the working capital deficiency of $6,582,000 was primarily attributable to an increase in current portion of long-term debt and line of credit of $7,888,000 and customer deposits of $111,000 offset by increases in note receivable of $250,000, current assets held for sale of $375,000 and decreases in accounts payable of $424,000, income taxes payable of $134,000 and current liabilities held for sale of $1,175,000.

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

Stockholders’ deficiency decreased from $12,992,000 at December 31, 2001 to $12,479,000 at September 30, 2002, mainly as a result of net income of $509,000 and the issuance of common stock of $231,000 offset by an increase in the accumulated other comprehensive loss of $127,000 and unearned compensation of $100,000.

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

Although the Company has a net stockholders’ deficiency of $12,479,000 at September 30, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated notes with Canyon and CSA as well as its facility with Coast, as needed, to meet its operating and capital requirements. The Company is currently not able to pay its existing debt obligations with Canyon and Coast, which mature in March 2003 and April 2003, respectively and CSA, which matures in October 2003, without significantly modifying the existing terms of such debt. The Company is currently in negotiations with all of its secured creditors to restructure the terms of the existing debt, including extending the maturity dates. The Company expects to generate positive cashflow from its continuing operations during 2002 and 2003 from shipping out products and services from its $3.2 million backlog as of September 30, 2002 as well as new orders. Also, in July 2001, the Company entered into an agreement for the sale of its investment in GSI and has received $2.5 million in 2001. The Company expects to receive an additional $500,000 in 2002 and an additional $250,000 to $300,000 in January 2003. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain the necessary renewal and/or restructure of its debt. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the

Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of September 30, 2002:

		Payments Due by Period (in thousands)

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$8,787	$5,928	$2,607	$—	$252
Line of Credit	2,144	2,144	—	—	—
Operating Leases	1,372	765	540	67	—

	$12,303	$8,837	$3,147	$67	$252

Results of Operations
Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

	September 30,	Percentage of	September30,	Percentage of
	2001	Revenue	2002	Revenue

	(in thousands)		(in thousands)
Revenue	$6,103	100.0%	$5,711	100.0%
Gross profit	4,339	71.1%	3,911	68.5%
Selling, general and administrative expenses	1,985	32.5%	2,418	42.3%
Research and development costs	1,114	18.3%	797	14.0%
Amortization of intangibles	183	3.0%	25	0.4%
Other operating income	8	0.1%	232	4.1%
Interest expense, net	406	6.7%	371	6.5%
Income taxes	1	0.0%	8	0.1%
Loss from discontinued operations	(231)	(3.8)%	(223)	(3.9)%
Net income	$411	6.7%	$(163)	(2.9)%

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

Gross profit for 2002 decreased to $3,911,000 (68.5%) from $4,339,000 (71.1%) in 2001. The decrease in gross profit is mainly due to the decrease in professional services and maintenance services revenues during the period in excess of the Company’s cost reductions. Selling, general and administrative expenses (“SG&A”) increased from $1,985,000 in 2001 to $2,418,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses as the Company actively markets components of its newly developed enterprise suite of applications. Additionally, approximately $225,000 was expensed to S,G&A during the period in connection with the Company’s legal settlement with Logix.

The decrease in research and development costs in 2002 was due to the capitalization of approximately $257,000 of software development costs associated with the Company’s new product development for hospitality. There were no such costs capitalized in 2001.

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

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2002

	September 30,	Percentage of	September 30,	Percentage of
	2001	Revenue	2002	Revenue

	(in thousands)		(in thousands)
Revenue	$18,873	100.0%	$16,931	100.0%
Gross profit	13,025	69.0%	11,370	67.2%
Selling, general and administrative expenses	5,901	31.3%	6,828	40.4%
Research and development costs	3,289	17.4%	2,461	14.6%
Amortization of intangibles	550	2.9%	134	0.8%
Other operating (income) expense	(1,340)	(7.1)%	237	1.4%
Interest expense, net	1,220	6.5%	1,142	6.8%
Income taxes	79	0.4%	16	0.1%
Loss from discontinued operations	(1,227)	(6.5)%	(43)	(0.3)%

Net income	$2,099	11.1%	$509	3.0%

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

Gross profit for 2002 decreased to 11,370,000 (67.2%) from $13,025,000 (69.0%) in 2001. The decrease in gross profit is mainly due to the decrease in professional services and maintenance services revenues during the period in excess of the Company’s cost reductions. Selling, general and administrative expenses (“SG&A”) increased from $5,901,000 in 2001 to $6,828,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses as the Company actively markets components of its newly developed enterprise suite of applications. Additionally, approximately $225,000 was expensed to S,G&A during the period in connection with the Company’s legal settlement with Logix.

The decrease in research and development costs in 2002 was due to the capitalization of approximately $615,000 of software development costs associated with the Company’s new product development for hospitality. There were no such costs capitalized in 2001.

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

Interest Rate Sensitivity

Of the Company’s approximate $10.8 million principal amount of indebtedness at September 30, 2002, approximately $2.1 million bears interest at a rate that fluctuates based on changes in prime rate. A one percentage point change in the underlying prime rate would result in an approximately $21,000 change in the annual amount of interest payable on such debt. Of the remaining amount of approximately $8.7 million, $5.6 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10% and $300,000 bears fixed interest rates ranging from 6% to 17.5%.

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

Item 4. Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (“Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Cher-Ae Heights Indian Community

A lawsuit has been filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS has informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement (see note 5 to the financial statements). The Company is currently in settlement negotiations with Cher-Ae Heights and MIS to resolve any and all outstanding legal issues associated with Cher-Ae Heights and the July 27, 2001 Agreement and believes that the promissory note will be recoverable through payments from MIS.

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

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION (Registrant)

Date: November 19, 2002	/s/James W. Dolan

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