Form 10-K
period 2002-12-31
MAI SYSTEMS CORP
filed 2003-04-23
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

/X/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002 or

/_/	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___to___.

Commission file number: 1-9158

MAI Systems Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2554549
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

26110 Enterprise Way, Lake Forest, CA 92630
Address of principal executive offices
Registrant’s telephone number including area code (949) 598-6000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $0.01
Preferred Stock, Par Value $0.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /_/ No /X/

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on April 4, 2003 was $2,461,635.

The number of shares of common stock outstanding as of April 4, 2003 was 14,675,752. The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the AMEX on June 28, 2002 was $10,599,000.

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2003 Annual Meeting of Stockholders to be held on June 12, 2003 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

THE COMPANY

We provide total information technology solutions primarily to the hospitality, resort and destination industry. The solutions provided by us typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally our proprietary software, or software which is licensed to us on an exclusive basis. The hardware, peripherals and networking systems are generally third-party products, which we distribute. Directly and through arrangements with third parties, we provide on-site and off-site service and support to users of our solutions. We were incorporated under the laws of the State of Delaware on September 6, 1984. Our name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990. We commenced operations on January 29, 1985.

DESCRIPTION OF THE BUSINESS

Our mission is to put in place long-term information technology systems for our customers by designing, installing and supporting industry-specific total information management solutions. Focusing on the hotel, motel and resort destinations industry, we design, sell, install and support enterprise information management solutions. We provide a wide array of products and services to our installed base of customers and continue to make direct sales of certain products and services which enhance, upgrade and extend the useful life and functionality of our installed systems.

We market our products and services primarily through a team selling approach, which utilizes our nationwide network of sales offices. This approach involves a coordinated effort between our field sales personnel, and our corporate office software development, marketing, contract administration and financial staff. All of our products and services are also available through a limited number of distributors, independent value-added resellers (“VARs”), authorized service representatives and independent software vendors (“ISVs”).

Our activities are conducted principally in the United States, the United Kingdom, Malaysia, Hong Kong, Singapore and Mexico. We also operate offices in the People’s Republic of China in Beijing and Shanghai.

We provide software support services (both procedural and technical support) to our hospitality customers from our offices in the United States, the United Kingdom, Kuala Lumpur, Singapore and Hong Kong. In some countries, we rely on certain foreign distributors of our products to provide software support services to customers located within the distributors’ territories.

Products and Services

We provide complete enterprise products and services to serve the needs of local and multinational chains, franchisees and independent operators of hotels, resorts and destination properties. Our products have been installed in over 4,000 properties, throughout 83 countries, and in properties up to 5,000 rooms from limited service and business hotels to convention centers and five star luxury resorts or urban luxury hotels.

Our HIS epitome™ Enterprise Solutions, including our established products (epitome for windows, formerly LodgingTouch, epitome for Unix, formerly CLS and epitome for i-series, formerly Paragon), which represented all of our revenue during the three-year period ended December 31, 2002, as well as our new internet native suite of products written in java which are currently under development and not yet available for general release, enables hospitality enterprises to increase revenue, improve guest loyalty and reduce costs by centralizing and streamlining their operations while maximizing existing technology investments. A majority of our history revenue relates to our property management systems applications associated with our established products. Our new internet native corporate application suite is a component-based architecture, which has not been installed as December 31, 2002. The enterprise suite includes software, services and integration for Business Intelligence, Corporate Information, Channel Reservation, Channel Management and Property Management systems. The products are deployable on multiple platforms using intelligent transport and messaging technology.

Our enterprise services include systems integration, consulting, project management, implementation, training, documentation, online help, long-term support, maintenance and specialized engineering, with particular expertise in the implementation of local and wide-area networks for the hospitality industry.

The epitome Strategic Analysis Tools

Our epitome multidimensional Business Intelligence (“BI”) provides a suite of sophisticated Multidimensional Online Analytical Processing (“MOLAP”) tools for strategic analysis and planning for the entire enterprise. Not only can hoteliers analyze and report on data consolidated from multiple sources, they can perform complex modeling against industry standard Key Performance Indicators (“KPIs”), including Revenue Per Available Room (“RevPAR”) and Revenue Per Available Customer (“RevPAC”). These tools include a relational data warehouse, subject-specific data marts, MOLAP tools and a library of standard analyses and reports. This combination results in a system that provides executives with “just-in-time” strategic intelligence to analyze operations and grow market share, revenue and occupancy.

The epitome Corporate Management Tools

Our epitome Central Information Systems (“CIS”) provides essential information and management tools to centralize operations at a corporate headquarters. With the increasing number of mergers, acquisitions and individual properties desiring to associate with an established chain or flag, centralizing the data for consolidated marketing, accounting and reporting tasks have become popular cost-savings tools. Additionally, hotel guests now expect their preferences and history to be available at local properties, corporate locations and online. To accomplish this, corporate systems must capture and share all guest information to provide quality service during the reservation process as well as comprehensive marketing and financial information to facilitate corporate marketing and finance strategies. Our HIS corporate tools consolidate information about each guest such as identity, spending patterns, preferred accommodations, amenity requests, billing details, commission accumulations and more.

Specialized functionality of the CIS includes centralized travel agency production statistics and transaction payments, more accurate and effective corporate Accounts Receivable invoicing and collections, and consistent guest spending patterns to better facilitate corporate affinity programs and more.

The epitome Reservation and Channel Management Tools

Our epitome Central Reservation Systems (“CRS”) provides chains and management companies with the functionality required to process reservations and availability from a centralized location. Over time, CRS products have evolved to provide the same features and functions as reservation modules in Property Management Systems. However, a CRS must be more efficient at guest preference requirements, multiple property itineraries, history retrievals, travel agent processing and general corporate billing and transaction processing. These products are perfectly suited for small and medium reservation call centers.

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

The epitome Property Management Tools

Our epitome Property Management Systems (“PMS”) provide a complete solution for the management of rates, availability and affinity programs for single and multi-property enterprises. These tools are specifically designed and optimized for comprehensive guest management, including modules for web and central reservations, room and revenue management and group and wholesaler management.

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

The epitome Integration and Data Exchange Tools

The HIS epitome Interfaces and Integrations provide multiple levels of data exchange and application integration, from simple send and receive interfaces to intelligent business application integration. The high-level of integration available between the HIS PMS, CRS, CIS and BI enables chains and management companies to deploy an enterprise solution with ‘customizable’ functionality at each location, while consolidating critical controls, statistics and revenue analysis. Our HIS epitome Enterprise Solutions includes a library of over 400 device-type interfaces. Some examples include Call Accounting, Energy Management, In-room Facsimile, In-room Internet, Mini Bar, Point Of Sale, Telephone Management, Video Services and Voice Mail.

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

Our integration solutions offer integration of the core business applications (PMS, CRS and CIS) with other disparate business applications (Sales, Catering, Revenue Management and more). It allows for standardized communication processes, configuration controls and audit trails. The data mapping is accomplished through a series of application-specific and common industry Application Programming Interfaces (“APIs”). All communication and data exchange are actually handled through a central integration product, providing our core business applications and the third party products with a common ground for data exchange and consolidation.

From property transactions to corporate intelligence our HIS epitome Enterprise Solutions provides complete products and services for every level of the enterprise. With different platforms, applications, deployment methods and database management technologies, hoteliers can implement the ‘epitome of technology’ for their enterprise.

Marketing and Sales

We market our products and services primarily through a team-selling approach, which utilizes our worldwide network of sales offices and our Irvine, California-based account representatives. We also market certain products and services through limited numbers of distributors, authorized service representatives and ISVs.

In the United States, our systems are marketed by a direct sales and marketing organization which included, 12 sales and marketing personnel located in the corporate headquarters and satellite offices. In addition, we market our systems internationally through our subsidiaries which operate in the United Kingdom, Mexico, Hong Kong, Malaysia and Singapore, and through various distributors that are exclusive in their jurisdictions. Our international subsidiaries employed 21 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Mexico, the United Kingdom, Hong Kong, Singapore, Malaysia and the People’s Republic of China.

During 2002, our aggregate revenue was derived from geographic areas as follows:

Percentage of
Total Revenue

United States	80.2%
Asia	12.7%
United Kingdom	5.0%
Canada	2.1%

Total	100.0%

Our financial performance is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes. However, as only 19.8% of our 2002 revenue was generated outside the United States, the risk associated with these foreign operations in relation to our overall financial performance is limited.

Support and Maintenance

The provision of around-the-clock customer service is a cornerstone of our business. As of December 31, 2002, we had support and maintenance agreements with approximately 2,025 customers. We employ approximately 71 technicians to provide support for our applications software products.

Telephonic support, which is primarily to assist licensees of our applications products, is provided from our response centers located in Irvine, California, Concord, California, Singapore, Hong Kong, Malaysia and the United Kingdom. We utilize current developments in telephony and call center technology to enable our support technicians to quickly identify and resolve customers’ software related computing problems.

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

Order, Shipment and Backlog

We record and enter into backlog a purchase order for equipment and software when we receives a customer’s written order requesting delivery within twelve months, and systems configuration and contract provisions are verified. Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog. Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customer.

Set forth below is certain information concerning orders, shipments and backlog for 2001 and 2002:

	(dollars in millions)
	2001	2002

Orders received (net of cancellations)	$10.5	8.3
Shipments	6.1	9.5
Backlog (at year end)	4.4	3.2

Our backlog is not necessarily indicative of future revenues.

Research and Development

Our research and development activities are focused on the development of products for the hospitality, resort and destination industry.

As of December 31, 2002, we employed 51 engineers, programmers and other technical personnel in research and development activities. We also utilized external third party resources for development. During 2000, 2001, and 2002, we incurred $3,068,000, $4,209,000, and $3,307,000, (net of capitalized software of $861,000) respectively, for research and development activities. Our research and development expenditures related to the support and extension of existing software products and the development of new products.

Customers

Our customers in hospitality are both chain and independent hotels and resorts. During 2000, 2001 and 2002, the Joint Armed Services was the only customer accounting for ten percent or more of our revenues. Total revenue from the Joint Armed Services for 2000, 2001 and 2002 was $3,147,000, $ 2,937,000 and $2,880,000 respectively.

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

Within our targeted application markets, we have positioned ourselves to sell complete enterprise solutions to our customers. Within this marketplace, competition comes primarily from vendors of competing information technology in the markets in which we compete. There are several providers of information technology to the hotel, resort and destination industry against which we regularly compete. We have several primary competitors, which are substantially larger than us, and provide application software that is similar to ours in quality but have the ability to aggressively compete on price.

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

Employees

As of December 31, 2002, we had 218 employees, of which 135 were employed in the United States, 3 in Mexico, 14 in the United Kingdom and 66 in Asia (Hong Kong, Singapore, Malaysia and the People’s Republic of China). We have not experienced any work stoppages and consider our relationship with our employees to be good.

1993 CHAPTER 11 BANKRUPTCY PROCEEDINGS

We filed for Chapter 11 bankruptcy protection on April 12, 1993, shortly after our banks foreclosed on all of the outstanding capital stock of certain of our former European subsidiaries in satisfaction of all amounts due under certain loan agreements. On January 27, 1994, our Plan of Reorganization became effective. The summary of the material features of the Plan of Reorganization, contained in our Annual Report on Form 10-K for the year ended December 31, 1993 under the heading “CHAPTER 11 BANKRUPTCY PROCEEDINGS”, is included herein by this reference.

Under the Plan of Reorganization, there was no recovery for holders of our $0.01 par value old Common Stock, and all classes of Preferred Stock outstanding prior to the Effective Date. The interests evidenced by these securities were extinguished by operation of the Plan of Reorganization. We commenced distribution of Common Stock to holders of unsecured claims on April 14, 1994. Through December 31, 2002, we had distributed 6,758,251 shares of Common Stock (approximately 49.4% of our current issued and outstanding shares) to our former creditors in settlement of all outstanding claims, except for the tax claim discussed below. The Plan of Reorganization provided holders of unsecured claims the right to elect a limited cash recovery, and through December 31, 2002, $74,570 in cash had been distributed pursuant to such provision. As of December 31, 2002, all claimants’ rights to elect a cash recovery have expired.

We do not believe that the Plan of Reorganization has any current material impact on our business operations. We have been able to secure revolving credit facilities and other financing during the period in which the Plan of Reorganization has been pending. In addition, suppliers and customers have not requested any extraordinary contractual provisions during this period.

At December 31, 2002, there is only one material claim to be settled before the Chapter 11 proceedings can be formally closed, a tax claim with the United States Internal Revenue Service (the “Service”) in the amount of $712,000. The amount of this claim is in dispute. We reserved $712,000 for settlement of this claim, which upon settlement, it is anticipated would be payable to the Service, interest only at 6% per annum for a period of 72 months, at which time the entire outstanding balance would be due and payable. The accrual of interest will commence upon the effective date of the settlement with the Service. The dispute relates to complex alternative minimum tax and interest calculations covering the period 1988 though 1989.

RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth herein, there may be other factors, or factors that arise in the future which may affect our future performance.

Effects of the September 11, 2001 Terrorist Attacks and Other Events

Our operating results for the twelve months ended December 31, 2002 were negatively affected by the September 11, 2001 terrorist attacks. Weakness in the hospitality and tourism industries as a result of the terrorist attacks and armed conflicts arising therefrom have caused the Company to experience cancellations, delays and reductions in certain purchases by its hospitality customers. There can be no guarantee that this slow-down will be only short-term. Many of our hospitality customers experienced severe declines in occupancy and room rates at most of their hotels in the weeks following the attacks. We are operating our business under the assumption that the weakness in the hospitality industry will be medium-term. It is not possible, however, to predict the magnitude or duration of the declines or the potential impact on our results of operations, financial condition or cash flow, if the existing political and economic risks continue unabated, or if there is future major terrorist activity.

We cannot yet determine the impact on our business of the recent war in Iraq and the recent outbreak of SARS in Asia.

We Have Recently Settled Litigation and Issued A Substantial Number of Shares to a Shareholder Who May Be Able to Exercise Significant Influence

In February 2001 we settled certain litigation which required that we issue and register with the United States Securities and Exchange Commission (the “Commission”) a substantial number of shares to an existing shareholder, CSA Private Limited (“CSA”). CSA received these shares pursuant to our acquisition of our Hotel Information Systems subsidiary as described under “Legal Proceedings – CSA Private Limited versus MAI Systems Corporation.” Based upon this settlement, CSA has become our largest shareholder and beneficially owns approximately 16.6% of our Common Stock. If this shareholder decides not to sell its shares of Common Stock or sells the shares in a block to a third party, either this shareholder or the party or parties it sells to in any “block” sale may be able to exert significant influence over our affairs because they have approximately 16.6% of the voting control on any matter that may be submitted for a shareholder vote. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our Common Stock.

The Price of Our Common Stock May Decline Due to Sales by Certain Shareholders

Approximately 40% of our issued and outstanding Common Stock is held by five shareholders which includes CSA. Sales by these shareholders of a part or substantially all of their shares of our Common Stock in the market or the perception that sales may occur could cause the market price of our Common Stock to drop.

At April 4, 2003, we had 14,675,752 shares of Common Stock outstanding. Approximately 56% of our outstanding shares are freely tradable, The remaining shares are either held by “affiliates,” as defined under Rule 144 under the Securities Act of 1933, or are “restricted securities” under such rule. In such cases, shares may be sold pursuant to registration under the Securities Act, or to the extent permitted by Rule 144 or another exemption under the Securities Act.

Our Agreements with our Primary Lender and Two Other Substantial Creditors Require Substantial On-Going Payments

We have agreements with Coast Business Credit (“Coast”) and two other creditors that require substantial on-going payments and affect the availability of our cash flow to be used for other material company operations. We were in default under the terms of our secured debt agreements as of December 31, 2002. On January 13, 2003 we restructured our debt with Coast and Canyon. We are currently in negotiations with CSA to restructure the term of the subordinated note. Currently, these obligations are follows:

•	A balance due to Coast of approximately $1,801,000 under a term loan with a current monthly principal and interest payment obligation of approximately $58,000, maturing in February 28, 2005;

•	A balance due under our 11% subordinated notes payable to an investment fund managed by Canyon Capital Management LP (“Canyon”) of approximately $5,634,000, with a current monthly interest payment obligation of $52,000;

•	A balance due under a 10% secured promissory note due to CSA in the amount of $2,800,000, with monthly payments of $37,500 commencing on March 1, 2002 and ending on September 1, 2002, and monthly payments of $107,500 commencing on October 1, 2002 until October 1, 2003 when all remaining unpaid principal and interest is due.

As of December 31, 2002 we were current on our payment obligations to Coast and Canyon. In connection with the restructuring of the Coast and Canyon debt, the covenants were revised and will be effective commencing with the quarter ended March 31, 2002. We are currently in default with our payment obligations to CSA and have not made any payments since September 2002. Under the terms of the subordination agreement between Coast, Canyon and CSA, we are not allowed to make any principal or interest payments to CSA until the Coast and Canyon debt, including any accrued interest, is repaid in full or the CSA debt is restructured and approved by Coast and Canyon. There can be no assurance that CSA and MAI will come to terms on a restructuring or that Coast and Canyon will ultimately approve the terms of the restructuring. In the event that we are unable to meet the required payments to our primary lenders or meet our payment obligations to our other secured creditors, they are entitled to exercise certain rights under the respective agreements we have with them, including but not limited to, foreclosing on all of our tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern.

Our Limited Period of Profitability May Not Continue

Although we were profitable for the years ended December 31, 2000 and 2001, we incurred net losses for the year ending December 31, 2002 as well as net losses on an annual basis for the four fiscal years previous to 2000. We cannot assure you that we will attain profitability on a consistent basis or avoid losses on a quarterly or annual basis in the future.

Our Operating Results In One or More Future Periods Are Likely to Fluctuate Significantly and May Negatively Impact Our Stock Price

Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

•	the timing of significant orders,

•	the timing of product enhancements and new product introductions by us, our technology vendors and our competitors,

•	the pricing of our products and services, and

•	economic and competitive conditions specific to our industry.

Typically, the orders we receive in one quarter are delivered and installed by the following quarter. However, many of our sales involve lengthy sales cycles. Consequently, it is not possible to predict with any reliability the periods within which a sale may close or when we will recognize revenue. As a result, our operating results may be materially affected if a single large transaction is earlier or later than expected. It is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our Common Stock would likely be materially adversely affected.

We May Need and Be Unable to Obtain Additional Funding on Satisfactory Terms, Which Could Dilute Our Stockholders or Impose Burdensome Financial Restrictions on Our Business

As stated above, the Company has successfully restructured the terms of certain secured debt, including extending the maturity dates. The restructured debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to 1.00 and minimum debt service coverage ratio of 0.90 to 1.00 as of and for the three-month period ended March 31, 2003. The minimum quick ratio increases to 0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term and subordinated debt would be immediately due and payable. We believe that we will be in compliance with the covenants as of March 31, 2003 and for every fiscal quarter thereafter. However, any additional debt financing or other financing of securities senior to Common Stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our Common Stock. Any failure to comply with these covenants or to repay such indebtedness when due would have a material adverse effect on our business, prospects, financial condition and results of operation.

On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and is currently holding all of Coast’s assets for sale to third parties, which includes our term loan with Coast. This receivership and ultimate sale of the loan by the FDIC does not change any of the terms of our current loan agreement.

The Market In Which We Operate is Highly Competitive, and We May Face Increased Competition From New Entrants and Established Industry Competitors With Significantly Greater Financial Resources

We face significant competition in all sectors of the market for computer-based solutions and support and maintenance services which we offer. We have numerous competitors, which vary widely in their size, capabilities, market segments and geographical areas, many of which are larger and have financial resources far greater than we have. Within our market, competition comes primarily from competing software applications vendors and from local value-added resellers and independent software vendors, who usually resell hardware or networking products of larger original equipment manufacturers. Many of our services are provided by our customers’ in-house information services departments. There can be no assurance that we can effectively compete with any or all of our competitors in our business line. Our competitors may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

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

Trading in Our Common Stock is Limited

The recent trading volume for our Common Stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies. During the twelve months ended December 31, 2002, the average daily trading volume has been approximately 17,500 shares, whereas the average daily trading volume for an American Stock Exchange listed stock is substantially higher. There can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.

Our International Operations Are Subject to Additional Risks

Approximately 20% of our revenues in the year ended December 31, 2002 were derived from foreign operations and approximately 38% of our work force is based outside the United States. Our financial performance is affected to some extent by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. International sales are subject to inherent risks, including:

•	recessions in economies outside the United States,

•	limited protection of intellectual property rights in some countries,

•	political instability,

•	terrorism,

•	unexpected changes in regulatory requirements and tariffs,

•	difficulties in staffing and managing foreign operations,

•	the possibility of subsidization of our competitors and the nationalization of business,

•	longer payment cycles,

•	greater difficulty in accounts receivable collection, and

•	potentially adverse tax consequences.

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

American Stock Exchange Market Listing

We were notified in 2000 by The American Stock Exchange (“AMEX”) that we no longer comply with the minimum stockholders’ equity requirements for continued listing and have subsequently met with exchange officials to review such requirements. We cannot provide any assurance that we will remain listed on the American Stock Exchange or that we will not be delisted at some later time. In the event of a delisting, we will attempt to have our Common Stock listed on the over-the-counter electronic bulletin board sponsored by Nasdaq. In such event, investors may find it more difficult to trade in our Common Stock or to obtain accurate, current information concerning market prices. This could have a substantially negative impact on the trading prices and the liquidity of the market for our Common Stock. In addition, there would likely be a more negative perception of our company by investors, customers and third parties doing business or considering doing business with us. Also, following delisting, our company would be treated less favorably with respect to regulatory requirements that are dependent upon listing on a national stock exchange. For example, our Common Stock would cease to be a covered security for purposes of Section 18 of the Securities Act of 1933, which provides an exemption from state securities registration or qualification requirements. We believe that it is likely that we will be delisted from AMEX and apply for a listing on the electronic bulletin board sponsored by Nasdaq in 2003.

Forward-Looking Statements are Inherently Uncertain

Some statements under the caption “Risk Factors,” and elsewhere in this prospectus or in the documents incorporated by reference in this prospectus are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. When used in this prospectus or in the incorporated documents, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this “Risk Factors” section, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website at www.hotelinfosys.com, and by responding to requests addressed to our investor relations department the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.hotelinfosys.com and these reports are available for review at or downloading from that site. The information contained on our website is not part of this document.

ITEM 2. PROPERTIES

As of April 4, 2002, the principal properties utilized by the Company were as follows:

	Approximate Total
Type of Facility	Square Footage	Location

Corporate and Hospitality Headquarters, warehousing, administration, marketing, sales, development and support	26,955	Lake Forest, California
Sales and support	600	Boston, Massachusetts
Product development, sales and support	3,151	Concord, California
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support	2,902	Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support	4,529	Singapore
Hospitality Services & Solutions (Ltd) Malaysia support and development	1,760	Malaysia
MAI Information Solutions Limited, European Headquarters, marketing, sales and support	2,225	London

All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates. In addition to the premises identified above, the Company leases five other locations around the world. Generally such leases are for terms of five years or less. We believe that our current facilities are suitable for our needs.

ITEM 3. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

At December 31, 2002, there was only one material claim to be settled regarding our Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the “Service”). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

CSA Private Limited

CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. (“HIS”) substantially all their assets and certain of their liabilities (the “HIS Acquisition”). At the time of our acquisition of HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, we agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. We entered into a settlement agreement with CSA in February, 2001 whereby we (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA’s total share ownership to 2,433,333 shares; (ii) filed a registration statement for all of CSA’s shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to our present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002 (see note 9 to the financial statements).

In connection with the settlement agreement with CSA, we recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital.

Cher-Ae Heights Indian Community

A lawsuit was filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS has informed the Company that it did not intend to pay the Company under a promissory note and security agreement. On October 24, 2002 the Company entered into a settlement agreement with Cher-Ae Heights and MIS to resolve and dismiss any and all outstanding legal claims between the parties including payment of approximately $796,000 to MAI by January 10, 2003, which was received by the Company.

Logix Development Corporation

We entered into a settlement agreement with Logix Development Corporation (“Logix”) in July of 2002 whereby we (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.

Other Litigation

We were also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the American Stock Exchange, Inc. under the AMEX symbol “NOW”. Prior to listing on the AMEX, which occurred August 29, 1995, our shares were traded over-the-counter by various market makers under the ticker symbol “MAIS”. The following table sets forth the high and low closing sales prices for our Common Stock for the indicated periods during 2001 and 2002, as reported by the AMEX. On April 4, 2003, the closing price of our Common Stock as reported by the AMEX was $0.08 and there were 550 stockholders of record (See “Risk Factors” – American Stock Exchange Market Listing”).

We have never paid any dividends and do not anticipate declaring or paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. The covenants in our current or future financing agreements may prohibit or limit our ability to declare or pay cash dividends.

Period	High	Low

Fiscal 2001:
First Quarter	$0.67	$0.19
Second Quarter	$0.58	$0.26
Third Quarter	$0.68	$0.30
Fourth Quarter	$0.40	$0.22
Fiscal 2002
First Quarter	$0.34	$0.24
Second Quarter	$0.45	$0.25
Third Quarter	$0.34	$0.16
Fourth Quarter	$0.18	$0.08
Fiscal 2003
First Quarter	$0.29	$0.06

ITEM 6. SELECTED FINANCIAL INFORMATION

The information required by this item is incorporated by reference to our Annual Report under the heading, “Selected Financial Information”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to our Annual Report under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Interest Rate Sensitivity

Of our $10.6 million principal amount of indebtedness at December 31, 2002, none bears interest at a variable rate. However, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10%, $1.8 million bears interest at 9.25% and $0.3 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial in 2000, 2001, and 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report under the headings, “Consolidated Balance Sheets”, “Consolidated Statements of Operations”, “Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Independent Auditors’ Report”.

Schedule II Valuation and Qualifying Accounts is set forth in this Annual Report on Form 10-K.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this Item may be found in our Form 8-K filed November 21, 2002, our Form 8-K/A filed December 6, 2002, in connection with our termination of KPMG LLP as our independent auditors and our Form 8-K filed on December 9, 2002, in connection with our appointment of BDO Seidman, LLP as our independent auditors. Following is Item 4 of the respective Form 8-K’s:

Form 8-K filed on November 21, 2002:

On November 14, 2002 the Company dismissed KPMG LLP, the Registrant’s independent public accountants. KPMG LLP’s reports on the Company’s consolidated financial statements for the past two years, contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim periods to the date of KPMG LLP’s dismissal, there were no disagreements between the Company and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of KPMG LLP would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s). At the time of its dismissal, KPMG LLP had not completed its review of the Registrant’s financial statements for the three-months ended June 30, 2002 pursuant to Statement on Auditing Standards No. 71, Interim Financial Information. In connection with its review, KPMG LLP had requested that the Registrant provide to KPMG LLP additional documentation and information related to the capitalization of software development costs recorded by the Registrant during the period. Due to KPMG LLP’s dismissal, the issue had not been resolved to their satisfaction prior to their termination as the Registrant’s independent public accountants.

The Registrant has requested that KPMG LLP furnish it with a letter addressed to the Commission stating whether it agrees with the above statements.

Form 8-K filed on December 6, 2002:

On November 14, 2002 the Company dismissed KPMG LLP (“KPMG” or the “former accountant”), the Registrant’s independent public accountants. KPMG’s reports on the Company’s consolidated financial statements for the past two years, contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles. The Company’s dismissal of KPMG was reviewed and approved by the Company’s Audit Committee.

The Company requested a letter from KPMG at the time of their dismissal which would be addressed to the Securities and Exchange Commission (“SEC”). At the time of the initial Form 8-K Report filing on November 21, 2002 the Company had not yet received KPMG’s letter.

The Registrant is hereby filing as an exhibit to this Form 8-K/A Report a letter dated December 4, 2002 from KPMG to the SEC. Prior to filing the original Form 8-K Report on November 21, 2002, the Registrant furnished a copy of the disclosures it was proposing to make to the former accountant as required by Regulation S-K, Item 304. The former accountant suggested changes to the Registrant’s proposed disclosures responsive to paragraph (a)(1)(v) of Item 304, and the Registrant made the requested changes. Specifically, the Form 8-K Report filed on November 21, 2002 included, as suggested by the former accountant, the following disclosure:

“At the time of its dismissal, KPMG LLP had not completed its review of the Registrant’s financial statements for the three-months ended June 30, 2002 pursuant to the Statement on Auditing Standards No. 71, Interim Financial Information. In connection with its review, KPMG LLP had requested that the Registrant provide to KPMG LLP additional documentation and information related to the capitalization of software development costs recorded by the Registrant during the period. Due to KPMG LLP’s dismissal, the issue had not been resolved to their satisfaction prior to their termination as the Registrant’s independent public accountants.”

The former accountant did not request any changes responsive to paragraph (a)(1)(iv) of Item 304. Based on discussions between the Registrant and the former accountant in the period up to November 21, 2002, and a draft of the response letter of the former accountant (i.e., letter stating whether it agreed with the statements made by the Registrant), which the former accountant provided to the Registrant on November 19, 2002, the Registrant understood from the former accountant that there were no disagreements required to be reported pursuant to Section (a)(1)(iv) of Item 304. The Registrant understood that any input received from KPMG through the filing deadline for the Report on Form 8-K remained subject to KPMG national office review.

Therefore, to the extent paragraph a. of the former accountant’s December 4 letter implies a disagreement prior to dismissal, the Registrant is unable to agree with the former accountant.

The Registrant’s Form 10-Q Report for the three months ended June 30, 2002 was previously amended by a Form 10-Q/A dated August 23, 2002. In preparing the Form 10-Q/A filed on August 23, 2002, the Registrant verbally cleared the text with the KPMG engagement partner before making the filing. In fact, the text dealing with the SAS 71 review not being complete was substantially similar to wording provided by KMPG. At no time before December 4, 2002 did KPMG suggest that the Form 10-Q/A should have included additional wording that “completion of [KPMG’s] SAS No. 71 review was pending the receipt of satisfactory corroborative evidence supporting the capitalization of software development costs recorded by the Registrant during the three months ended June 30, 2002.”

Therefore, to the extent paragraph b. of the former accountant’s letter implies a second disagreement prior to dismissal, the Registrant is again unable to agree with the former accountant.

Prior to the dismissal of the former accountant, the issues respecting the Registrant’s capitalization of software development costs were discussed between the Registrant’s senior management and the engagement partner of KPMG, but such discussion did not include the board or audit committee of the Registrant. When a successor accountant has been engaged, the Registrant will authorize the former accountant to respond fully to inquiries of the successor accountant concerning the capitalization of software development costs.

If the Company had not capitalized software development costs of $359,000 and $256,000 for the three-month periods ended June 30, 2002 and September 30, 2002, respectively, net income (loss) and net income (loss) per share for the three and six month periods June 30, 2002 would have been ($13,000) and $0.00 per share and $314,000 and $0.02 per share, respectively, and ($419,000) and ($0.03) per share and ($106,000) and ($0.01) per share for the three and nine month periods ended September 30, 2002, respectively.

Additionally, the Registrant’s Form 10-Qs for the June and September quarters of 2002 disclosed in detail the effect of capitalizing such software development costs. Such reports contained the following statements:

6/30/02 Report

MDA

“. . . The decrease in research and development costs in 2002 was due to the capitalization of approximately $359,000 of software development costs mainly associated with the Company’s new product development for hospitality. There were no such costs capitalized in 2001 . . .”

9/30/02 Report

MDA

“. . . Net cash used in investing activities for the nine months ended September 30, 2002, totaled $743,000 which represented capital expenditures of $128,000 and capitalized software of $615,000 . . .

Critical Accounting Policies & Estimates

“. . . The Company capitalized $256,000 and $615,000 of software development costs during the three and nine month periods ended September 30, 2002, respectively, relating to its new N-Tier, Internet-native corporate application suite of products written. Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized . . .”

The Registrant expects to engage a new principal accountant within the next 10 business days and to provide the required disclosures pursuant to Form 8-K and Regulation S-K, Item 304, with respect to such engagement.

Exhibit to Form 8-K filed on December 6, 2002

The following is the text of KPMG, LLP’s letter filed as an exhibit to Form 8-K filed on December 6, 2002:

December 4, 2002

Securities and Exchange Commission Washington, D.C. 20549

Ladies and Gentlemen:

We were previously principal accountants for MAI Systems Corporation (the “Registrant”) and, under the date of March 31, 2002, we reported on the consolidated financial statements of MAI Systems Corporation as of and for the years ended December 31, 2001 and 2000. On November 14, 2002, our appointment as principal accountants was terminated. We have read MAI Systems Corporation’s statements included under Item 4 of its Form 8-K dated November 21, 2002, and we agree with such statements except as described below:

During the Registrant’s two most recent fiscal years and the subsequent interim periods to the date of our dismissal, there were no disagreements between the Registrant and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements(s) if not resolved to our satisfaction would have caused us to make reference in connection with our reports to the subject matter of the disagreements except for the following matters:

a.	We advised management of the Registrant, based on the evidence provided to us through the date of our dismissal, that we did not concur with the Registrant’s capitalization of software development costs during the three months ended June 30, 2002.

b.	The Registrant filed its Form 10-Q for the three months ended June 30, 2002 (“Form 10-Q”) on August 14, 2002 and did not disclose that we had not completed our review of the Registrant’s financial statements for the three months ended June 30, 2002 pursuant to Statement on Auditing Standards (“SAS”) No. 71, Interim Financial Information. We informed management that if they did not amend the Form 10-Q promptly to disclose this fact, we would consider their inaction to be an illegal act. When the Registrant amended the Form 10-Q on August 23, 2002, the Registrant stated:

“.... Due to the late engagement of KPMG to commence the review process and KPMG’s unanticipated backlog of work, the Company filed its Form 10-Q in advance of KPMG’s completion of the SAS 71 review. KPMG anticipates completion of its review shortly...”

We believe that the Registrant should have disclosed that the completion of our SAS No. 71 review was pending the receipt of satisfactory corroborative evidence supporting the capitalization of software development costs recorded by the Registrant during the three months ended June 30, 2002.

Very truly yours,

/s/ KPMG LLP

Form 8-K filed on December 9, 2002:

On December 9, 2002 the Registrant engaged the accounting firm of BDO Seidman, LLP as the independent public accountants to audit the Registrant’s financial statements for the fiscal year ending December 31, 2002, as well as future financial statements, to replace the firm of KPMG LLP, which was the Registrant’s principal independent accountant as reported in the Registrant’s Form 10-K as filed with the Securities and Exchange Commission for the period ending December 31, 2001. As reported in the Registrant’s Form 8-K filed November 21, 2002, KPMG LLP was terminated as the Registrant’s independent public accountants on November 14, 2002.

The selection of BDO Seidman, LLP to replace KPMG LLP as the Registrant’s independent public accountants was approved by the Board of Directors of the Registrant and its Audit Committee.

During the years ended December 31, 2001 and 2000 and through December 9, 2002, neither the Registrant nor anyone on its behalf consulted BDO Seidman, LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned “Election of Directors” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2003. Information required by this Item with respect to executive officers may be found in the section captioned “Proposal 1 - Election of Directors” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2003. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2003. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned “Security Ownership of Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2003. Such information is incorporated herein by reference.

Security authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options and	price of outstanding	(excluding securities
	warrants	options and warrants	reflected in column a)
	(a)	(b)	(c)
Plan Category
Equity Compensation Plans Approved By Security Holders	2,763,855	$1.26	201,397

Total	2,763,855	$1.26	201,397

See note 14 to the Consolidated Financial Statements for information regarding the material features of the above plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the sections captioned “Proposal 1 – Election of Directors,” and “ – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation - Employment Contracts and Change of Control Arrangements” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2003. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including and corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

		Report of Independent Certified Public Accountants from BDO Seidman, LLP
		Independent Auditors’ Report from KPMG LLP
		Consolidated Balance Sheets
		Consolidated Statements of Operations
		Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements

		The consolidated financial statements of the Company, the notes thereto and the Independent Auditors’ Report are incorporated herein by reference to the Company’s 2002 Annual Report.

	2.	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts

	3.	Exhibits:

Number	Exhibit

2.1	First Amended Joint Chapter II Plan of Reorganization of MAI Systems Corporation, Brooke Acquisition Corp. and CLS Software, Inc., as confirmed by the United States Bankruptcy Court for the District of Delaware, on November 13, 1993, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 15, 1994.

2.2	Consent Order Modifying Confirmed Plan of Reorganization and Fixing Effective Date, as entered by the United States Bankruptcy Court for the district of Delaware on January 27, 1994, as filed as Exhibit 2.2 to the Registrant’s Current Report on form 8-K dated February 9, 1994.

3.1	Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.1 to the Company’s 1996 Annual Report on Form 10-K.

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.2 to the Company’s 1996 Annual Report on Form 10-K.

3.3	By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.4 to the Company’s 1998 Annual Report on Form 10-K.

10.1	Amended and Restated MAI Systems Corporation 1993 Stock Option Plan.

10.2	Amended and Restated 1995 Non-Employee Directors Stock Option Plan.

10.3	MAI Systems Corporation’s 2001 Restricted Stock Plan.

10.4	Coast Business Credit Loan and Security Agreement, dated April 23, 1998, filed as Exhibit 10.2 to the Company’s 1998 Annual Report on Form 10-K.

10.5	Amendment Number One dated September 30, 1998 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.2 to the Company’s 1999 Annual Report on Form 10-K.

10.6	Amendment Number Two dated March 2, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company’s 1999 Annual Report on Form 10-K.

10.7	Amendment Number Three dated June 16, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.4 to the Company’s 1999 Annual Report on Form 10-K.

10.8	Amendment Number Four dated July 28, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.9	Letter Agreement Amendment dated October 1, 1999 to the Loan and Security Agreement between Coast Business Credit and

Number	Exhibit

the Company dated April 23, 1998, filed as Exhibit 10.6 to the Company’s 1999 Annual Report on Form 10-K.

10.10	Amendment Number Five dated April 13, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.20 to the Company’s 1999 Annual Report on Form 10-K.

10.11	Amendment Number Six dated September 12, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.12	Amendment Number Seven dated September 13, 2001, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.12 to the Company’s 2001 Annual Report on Form 10-K.

10.13	Amendment Number Eight dated January 13, 2003, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998

10.14	Pledge, Assignment and Security Agreement dated September 7, 2001 between Coast Business Credit, the Company, MAI Systems International and MAI Development Corporation, filed as Exhibit 10.13 to the Company’s 2001 Annual Report on Form 10-K.

10.15	Collateral Release Agreement dated September 28, 2001 between Coast Business Credit and the Company filed as Exhibit 10.14 to the Company’s 2001 Annual Report on Form 10-K.

10.17	Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.18	Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.18 to the Company’s 1999 Annual Report on Form 10-K.

10.19	Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.19 to the Company’s 1999 Annual Report on Form 10-K.

10.20	Supplement and Amendment dated January 31, 2001 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.32 to the Company’s 2000 Annual Report on Form 10-K.

10.21	Collateral Release Agreement dated September 28, 2001 between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.22	Amendment No. 3 dated January 13, 2003 to Note Purchase Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999.

10.23	Amendment No. One dated January 13, 2003 to Intercreditor and Subordination Agreement dated April 23, 1998 between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund, GRS Partners II and Coast Business Credit.

10.24	Warrant Agreement between CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.25	Registration Rights Agreement between CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.26	Settlement Agreement dated December 1, 2000 between CSA and MAI Systems Corporation, filed as Exhibit 10.27 to the Company’s 2000 Annual Report on Form 10-K.

10.27	Security Agreement dated December 1, 2000 between CSA and MAI Systems Corporation, filed as Exhibit 10.28 to the Company’s 2000 Annual Report on Form 10K.

10.28	Amendment to Subordinated Note Due 2003 dated as of April 18, 2002 between CSA Private Limited and MAI Systems Corporation, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.

10.29	Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998, August 31, 1999, August 31, 2000, and August 31, 2001 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company’s 1996 Annual Report on Form 10-K. The August 31, 1997 amendment is incorporated herein by reference to the Company’s 1997 Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company’s 1998 Annual Report on Form 10-K. The August 31, 1999 amendment is incorporated herein by reference to the Company’s 1999 Annual Report on Form 10-K. The August 2000 amendment is incorporated herein by reference to the Company’s 2000 Annual Report on Form 10-K. The August 2001 amendment is incorporated herein by reference to the Company’s 2001 Annual Report on Form 10-K.

10.30	Premises Lease for MAI Systems Corporation corporate offices dated January 23, 2003

Number	Exhibit

13.1	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2002, but only to the extent such report is expressly incorporated by reference into Items 10, 11, 12, 13 and 15(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of MAI Systems Corporation.

23.1	Report of Independent Certified Public Accountants from BDO Seidman LLP.

23.2	Consent of BDO Seidman, LLP.

23.3	Independent Auditors’ Report on Schedule and Consent from KPMG LLP

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of the Sarbanes Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K during 2002:

1.	Current Report on Form 8-K dated December 10, 2002.

2.	Amended Current Report on Form 8-K dated December 6, 2002.

3.	Current Report on Form 8-K dated November 21, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAI SYSTEMS CORPORATION

	By:	/s/ William B. Kretzmer

William B. Kretzmer Chief Executive Officer and President
Dated: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003.

Signatures	Title

/s/Richard S. Ressler Richard S. Ressler	Chairman, Director

/s/William B. Kretzmer William B. Kretzmer	Chief Executive Officer and President (Principal Executive Officer)

/s/James W. Dolan James W. Dolan	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/Zohar Loshitzer Zohar Loshitzer	Director

/s/Stephen Ross Stephen Ross	Director

/s/Steven F. Mayer Steven F. Mayer	Director

CERTIFICATIONS

I, William B. Kretzmer, certify that:

1.     I have reviewed this annual report on Form 10-K of MAI Systems Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ William B. Kretzmer

William B. Kretzmer Chief Executive Officer

I, James W. Dolan, certify that:

1.     I have reviewed this annual report on Form 10-K of MAI Systems Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ James W. Dolan

James W. Dolan Chief Financial and Operating Officer

In connection with the Annual Report on Form 10-K of MAI Systems Corporation (the Company) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, William B. Kretzmer, Chief Executive Officer of the Company, certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that :

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2003	By:	/s/ William B. Kretzmer

William B. Kretzmer Chief Executive Officer

In connection with the Annual Report on Form 10-K of MAI Systems Corporation (the Company) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, James D. Dolan, Chief Financial and Operating Officer of the Company, certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that :

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2003	By:	/s/ James W. Dolan

James W. Dolan Chief Financial and Operating Officer

Exhibit 13.1     THE COMPANY’S ANNUAL REPORT TO STOCKHOLDERS

Sections of the Registrant’s Annual Report to Stockholders Incorporated by Reference:

13.1.1	Selected Financial Information

13.1.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

13.1.3.1	Independent Auditor Report

13.1.3.2	Independent Auditor Report

13.1.4	Consolidated Balance Sheets

13.1.5	Consolidated Statements of Operations

13.1.6	Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)

13.1.7	Consolidated Statements of Cash Flows

13.1.8	Notes to Consolidated Financial Statements

Exhibit 13.1.1      SELECTED FINANCIAL INFORMATION

The following table summarizes our selected financial data derived from our financials statements.

The financial data set forth below should be read in conjunction with, and is qualified in reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes to those financial statements, included elsewhere in this report.

SELECTED FINANCIAL DATA

(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

Revenue	$36,389	$37,335	$27,321	$23,768	$21,937
Income (loss) from continuing operations	(4,881)	(13,770)	1,444	3,657	417
Income (loss) and gain (loss) from discontinued operations	2,565	2,997	(627)	(1,525)	(1,767)
Net income (loss)	(2,316)	(10,773)	817	2,132	(1,350)
Income (loss) per share from continuing operations:
Basic income (loss) per share	$(0.46)	$(1.26)	$0.13	$0.28	$0.03

Diluted income (loss) per share	$(0.46)	$(1.26)	$0.13	$0.28	$0.03

Income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.23	$0.27	$(0.06)	$(0.12)	$(0.13)

Diluted income (loss) per share	$0.23	$0.27	$(0.06)	$(0.12)	$(0.12)

Net Income (loss) per share:
Basic income (loss) per share	$(0.23)	$(0.99)	$0.07	$0.16	$(0.10)

Diluted income (loss) per share	$(0.23)	$(0.99)	$0.07	$0.16	$(0.09)

Weighted average common shares used in determining income (loss) per share:
Basic	10,587	10,889	10,923	13,091	13,945

Diluted	10,587	10,889	11,206	13,263	14,395

BALANCE SHEET DATA
Working capital deficiency	(8,010)	(14,381)	(10,811)	(3,787)	(8,649)
Total assets	35,757	24,630	16,445	8,288	6,177
Long-term debt	8,333	8,114	7,792	10,966	10,523
Stockholders’ deficiency (1)	(2,366)	(12,569)	(12,110)	(12,992)	(14,782)

(1)     No cash dividends have been declared by the Company.

QUARTERLY DATA (Unaudited)

(in millions, except share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2001	2001	2001	2001(1)	2002	2002	2002	2002(1)
Revenue	$6.5	$6.3	$6.1	$4.9	$5.7	$5.5	$5.7	$5.0
Gross profit	4.3	4.4	4.3	3.5	3.8	3.7	3.9	3.7
Income (loss) from continuing operations	1.9	0.8	0.6	0.3	0.2	0.3	0.1	(0.2)
Income (loss) from discontinued operations	(0.5)	(0.5)	(0.2)	(0.3)	0.1	0.1	(0.2)	(1.7)
Net income (loss)	1.4	0.3	0.4	0.0	0.3	0.3	(0.2)	(1.8)
Income (loss) per share(1):
Continuing Operations:
Basic	$0.16	$0.06	$0.05	$0.02	$0.02	$0.02	$0.00	$0.01
Diluted	0.16	0.06	0.05	0.02	0.02	0.02	0.00	0.01
Discontinued Operations:
Basic	(0.04)	(0.04)	(0.02)	(0.02)	0.00	0.01	(0.01)	(0.12)
Diluted	(0.04)	(0.04)	(0.02)	(0.02)	0.00	0.01	(0.01)	(0.12)
Income (loss) per share:
Basic	0.12	0.02	0.03	0.00	0.02	0.02	(0.01)	(0.13)
Diluted	0.12	0.02	0.03	0.00	0.02	0.02	(0.01)	(0.13)
Weighted average common shares used in determining income (loss) per share (in thousands):
Basic	11,395	13,679	13,691	13,656	13,656	13,852	14,119	14,154

Diluted	11,563	13,847	13,928	13,692	13,663	14,361	14,569	14,604

(1) During the fourth quarter of 2002, the Company recorded a $1,021,000 loss on the sale of its Legacy and Process Manufacturing businesses. During the fourth quarter of 2001, the Company recorded a $1,262,000 gain on the sale of certain assets relating to its Legacy business. Additionally, the Company also recorded a charge of $1,351,000 in the fourth quarter of 2001 relating to the write down of intangible assets relating to its Process Manufacturing business which was held for sale with the Legacy business as of December 31, 2001.

Exhibit 13.1.2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, competitive factors, seasonality and other variations in the buying cycles of certain of our customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors, the significant risks associated with the acquisition of new products, product rights, technologies or businesses, our ability to retain technical, managerial and other personnel, and the other risks detailed from time to time in our SEC reports, including reports on Form 10-K and Form 10-Q, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. See “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

Software Development Costs

We capitalize costs related to the development of certain software products. Capitalization of costs begins when technological feasibility is established and ends when the product is available for general release to customers. Technological feasibility is reached upon the earlier of completion of a detailed program design or working model.

Amortization is computed on an individual product basis and is recognized over the greater of the remaining economic lives of each product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product, commencing when the products become available for general release to customers. Software development costs are generally being amortized over a three-year period. We continually assess the recoverability of software development costs by comparing the carrying value of individual products to their net realizable value.

We capitalized $861,000 of software development costs during 2002 relating to our new N-Tier, Internet-native corporate application suite of products written in java. Although we have not yet sold any of the modules to this suite of applications, we believe that these new products will produce new sales adequate to recover amounts capitalized.

Revenue Recognition

We record revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We license our products through our direct sales force and indirectly through resellers. We recognize revenue from sales of hardware, software and professional services and from arrangements involving multiple elements of each of the above. Revenue for multiple element arrangements are recorded by allocating revenue to the various elements based on their respective fair values as evidenced by vendor specific objective evidence. The fair value in multi-element arrangements is determined based upon the price charged when sold separately. Revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Sales of network and computer equipment are recorded when title and risk of loss transfers. Software revenues are recorded when application software programs are shipped to end users, resellers and distributors, provided the Company is not required to provide services essential to the functionality of the software and/or significantly modify, customize or produce the software. Professional services fees for software development, training and installation are recognized as the services are provided. Maintenance revenues are initially deferred and recognized evenly over the related contract period.

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

Intangible Assets

We record goodwill arising from acquisitions as the excess of the purchase price over the fair value of assets acquired and such goodwill was being amortized over a useful life of five to seven years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. As a result, the Company has ceased amortization of goodwill. In addition, impairment reviews may result in charges against earnings to write down the value of goodwill.

The Company did not record an impairment charge upon completion of the initial impairment reviews on January 1, 2002 or upon it’s annual impairment reviews at December 31, 2002.

Liquidity and Capital Resources

At December 31, 2002, working capital decreased from a working capital deficiency of $3,787,000 at December 31, 2001 to a working capital deficiency of $8,649,000. Excluding unearned revenue of $3,693,000, the Company’s working capital deficiency at December 31, 2002 would be $4,956,000. Excluding unearned revenue of $1,743,000, working capital deficiency at December 31, 2001 was $2,044,000. Excluding unearned revenue, the increase in the working capital deficiency of $2,912,000 was primarily attributable to increases in customer deposits of $647,000, current portion of long term debt of $3,177,000 and decreases in cash of $679,000, current assets held for sale of $204,000, accounts receivable of $562,000, notes receivable of $250,000 and prepaids and other assets of $290,000 offset by decreases in accounts payable of $826,000, accrued liabilities of $395,000, income taxes payable of $146,000 and current liabilities held for sale of $1,560,000.

Cash was $545,000 at December 31, 2002, as compared to $1,224,000 at December 31, 2001. On January 13, 2003, the Company converted its secured revolving credit facility which was based on a calculation using a rolling average of certain cash collections to a two-year term loan. At December 31, 2002, approximately $1,801,000 was drawn down under this facility. The consolidated balance sheet reflects the reclass of the secured revolving credit facility to a term loan in 2002.

Net cash used in investing activities for the year ended December 31, 2002 totaled $462,000, which is comprised of capital expenditures of $101,000 and capitalized software of $861,000, offset by payments received on notes receivable of $500,000.

Net cash used in financing activities for the year ended December 31, 2002 totaled $725,000, which was comprised of a $623,000 decrease in the secured revolving credit facility and $102,000 in repayments of long-term debt. The revolving credit facility required monthly interest only payments on the average outstanding balance for the period. The Company was required to make weekly payments of $12,500 on the subordinated debt. On January 13 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2005. In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through February 28, 2005, at which time it will convert to a term loan to be amortized over a three year period. The restructured debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to l.00 and minimum debt service coverage ratio of 0.90 to l.00 which commence as of and for the three-month period ended March 31, 2003. The minimum quick ratio increases to 0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term and subordinated debt would be immediately due and payable. We believe that we will be in compliance with the covenants as of March 31, 2003 and for every fiscal quarter thereafter.

Stockholders’ deficiency increased from $12,992,000 at December 31, 2001 to $14,782,000 at December 31, 2002, mainly as a result of net loss of $1,350,000, an increase in accumulated other comprehensive loss of $588,000 offset by unearned compensation of $91,000, issuance of common stock of $77,000 and exercise of stock options of $9,000.

Net cash provided by continuing operations for the year ended December 31, 2002 totaled $3,028,000 and was mainly related to an increase in unearned revenue of $1,700,000 and decreases in accounts receivable of $592,000, prepaids and other assets of $395,000, loss on discontinued operations of $746,000, loss on the disposal of discontinued operations of $1,021,000 and non-cash charges for depreciation and amortization of tangible and intangible assets of $819,000 offset by a net loss for the year of $1,350,000, decreases in accounts payable and customer deposits of $445,000, accrued liabilities of $522,000, and income taxes payable of $151,000.

Although the Company has a net stockholders’ deficiency of $14,782,000 and a working capital deficit of $8,649,000 (which includes subordinated debt due to CSA of $2,800,000) at December 31, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements. The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date. The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of December 31, 2002 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of December 31, 2002:

	Payments Due by Period (in thousands)

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$10,523	$3,289	$2,633	$4,012	$589
Operating Leases	2,646	839	1,169	516	122
Consulting Agreements	336	336	—	—	—

	$13,505	$4,464	$3,802	$4,528	$711

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002.

	December 31,	Percentage of	December 31,	Percentage of
(dollars in thousands)	2001	Revenue	2002	Revenue

Revenue:	23,768	100.0%	21,937	100.0%
Gross profit	16,530	69.5%	15,017	68.5%
Selling, general and administrative expenses	7,927	33.3%	9,363	42.7%
Research and development costs	4,209	17.7%	3,307	15.1%
Amortization of intangibles	731	3.1%	134	0.6%
Other operating expense (income)	(1,643)	(6.9%)	276	1.3%
Interest expense, net	1,473	6.2%	1,490	6.8%
Income taxes	176	0.7%	30	0.1%
Income from continuing operations	3,657	15.4%	417	1.9%
Gain (loss) on disposal of discontinued operations	1,262	5.3%	(1,021)	(4.7%)
Loss from discontinued operations	(2,787)	(11.7)%	(746)	(3.4%)
Net income (loss)	2,132	9.0%	(1,350)	(6.2%)

Revenue for 2002 was $21,937,000 compared to $23,768,000 in 2001 or a 7.7% decrease. Revenue decreased $1,831,000 in 2002, as a result of decreased professional services and maintenance services mainly due to decreased capital spending on information technology in 2002 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

The decrease in revenue in 2002 was mainly attributable to a decrease in service volume and rates as many hotels have reduced their operating costs by canceling or reducing contracted services, including support, in a post September 11, 2001 economy. Many hotels have requested that their suppliers reduce the cost of service or delay any price increases while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms. Certain hotels have also established their own help desks to further reduce costs. As a result, the Company did not raise support prices in 2002 and agreed, with certain of its clients, to provide a second line of support versus a first line of support that was previously provided to such clients. Our continuing hospitality business unit continues to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2002 decreased to $15,017,000 (68.5%) from $16,530,000 (69.5%) in 2001. The decrease in gross profit is mainly due to the decrease in professional services and maintenance services revenues during the period in excess of the Company’s cost reductions.

Selling, general and administrative expenses (“SG&A”) increased from $7,927,000 in 2001 to $9,363,000 in 2002. The increase is mainly due to an increase in selling & marketing, expenses for trade shows, advertisements and additional head count and other employee related expenses as the Company actively markets components of its newly developed enterprise suite of applications.

The decrease in net research and development costs in 2002 was mainly due to the capitalization of approximately $861,000 of software development costs associated with the Company’s new product development for hospitality. There were no such costs capitalized in 2001.

The decrease in amortization of intangibles in 2002 versus the comparable period of 2001 is due to the fact that goodwill is no longer amortized to expense commencing January 1, 2002. Goodwill amortization was $420,000 for the year ended December 31, 2001.

Other operating (income) expense was ($1,643,000) in 2001 and $276,000 in 2002. The decrease in other operating income in 2002 is mainly due to the Company issuing Common Stock to certain creditors to satisfy its obligations, which resulted in a gain of $1,377,000 in the first quarter of 2001. There were no such transactions in 2002.

Net interest expense net was $1,473,000 in 2001 compared to $1,490,000 in 2002. The slight increase is mainly due a decrease in interest income of $67,000 for 2001 compared to 2002.

The income tax provision only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization of net operating loss carryforwards in 2001.

In 2001, the Company sold certain assets and liabilities relating to its domestic Legacy hardware maintenance division to a third party, resulting in a gain of $1,262,000. In the fourth quarter of 2002, the Company sold all the assets and liabilities of it’s Process Manufacturing and Canadian subsidiaries to third parties, resulting in a loss of $1,021,000.

Results from discontinued operations improved from a loss of $2,787,000 in 2001 to loss of $746,000 in 2002 mainly as a result of decreased Process Manufacturing operating expenses from $4,871,000 in 2001 to $1,486,000 in 2002. Revenue from discontinued operations decreased from $5,078,000 in 2001 to $2,344,000 in 2002. Revenue from Process Manufacturing decreased from $1,980,000 in 2001 to $1,443,000 in 2002 reflecting the process ERP industry stagnation and decline.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001.

	December 31,	Percentage of	December 31,	Percentage of
(dollars in thousands)	2000	Revenue	2001	Revenue

Revenue	$27,321	100.0%	$23,768	100.0%
Gross profit	15,666	57.3%	16,530	69.5%
Selling, general and administrative expenses	8,942	32.7%	7,927	33.3%
Research and development costs	3,068	11.2%	4,209	17.7%
Amortization of intangibles	740	2.7%	731	3.1%
Other operating (income) expense	50	0.2%	(1,643)	(6.9%)
Interest expense, net	1,260	4.6%	1,473	6.2%
Income taxes	162	0.6%	176	0.7%
Gain on disposal of discontinued operations	—	—	1,262	5.3%
Loss from discontinued operations	(627)	(2.3%)	(2,787)	(11.7)%
Net income	$817	3.0%	$2,132	9.0%

Revenue for 2001 was $23,768,000 compared to $27,321,000 in 2000 or a 13.0% decrease. Revenue decreased from 2000, as a result of decreased software sales and professional services mainly due to decreased market spending on information technology in the fourth quarter of 2001 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

The decrease in revenue in 2001 was mainly attributable to a decrease in the volume of sales. Our respective business units continue to generate sufficient cash from operations to adequately fund the respective ongoing operating activities.

Revenue in our Asian operations decreased from $3,960,000 in 2000 to $2,585,000 in 2001. The deterioration of revenue from 2000 to 2001 is mainly due to the continued generally depressed condition of the Asian economies resulting in a decrease in sales in the region.

Gross profit increased to $16,530,000 (69.5%) in 2001 from $15,666,000 (57.3%) in 2000 primarily due to the implementation of several cost reduction measures which included a significant decrease in the use of outside consultants for professional services in 2001 compared to 2000. Additionally, the company was no longer required to pay royalties on its LTS product line in 2001, which resulted in improved gross profit percentages on software.

Selling, general and administrative expenses (“SG&A”) decreased 11.4% from $8,942,000 in 2000 to $7,927,000 in 2001. The decrease is related to the implementation of several cost reduction measures, including our reduction in payroll in the third quarter of 2001. Marketing expenses decreased from 2000 to 2001 as a result of decreasing our product advertising in trade publications and attending fewer trade shows.

Research and development costs increased 37.2% over the comparable period of 2000. This is primarily a result of increased headcount in the Company’s hospitality division and an increase in the use of contracted research and development personnel in 2001. Research and development costs increased from $3,068,000 in 2000 to $4,209,000 in 2001 as a result of the Company’s efforts and focus on new product development as well as enhancements to its current products.

Other operating (income) expense improved from $50,000 in 2000 to ($1,643,000) in 2001 primarily as a result of the Company issuing Common Stock to certain creditors to satisfy its obligations, which resulted in a gain of $1,377,000 in 2001. There were no such transactions in 2000.

Net interest expense was $1,260,000 in 2000 compared to $1,473,000 in 2001. The increase in 2001 is mainly due to the increased debt resulting from the company’s settlement with CSA, which required the Company to issue $2.8 million of secured debt in February 2001 bearing interest at 10% per annum.

The income tax provision only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization of net operating loss carry forwards in 2000 and 2001.

In 2001, the Company sold certain assets and liabilities relating to its domestic Legacy hardware maintenance division to a third party, resulting in a gain of $1,262,000. There was no such transaction in 2000.

The increase in the loss from discontinued operations consisting of Process Manufacturing and Legacy divisions from $627,000 in 2000 to $2,787,000 in 2001 is due to increased losses incurred at the Process Manufacturing business from approximately $2.0 million in 2000 to $3.7 million in 2001. The increase in losses of $1.7 million mainly related to the write off of approximately $1.4 million of intangible assets in 2001. There were no such charges in 2000.

Recent Accounting Pronouncements

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company elected to adopt FAS No. 144 early, and it is effective as of January 1, 2001. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued FAS No. 145, “Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections,” to update, clarify and simplify existing accounting pronouncements. FAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS No. 64, which amended FAS No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of FAS 146 for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures in Note 14.

Exhibit 13.1.3.1

Report of Independent Certified Public Accountants

The Board of Directors

MAI Systems Corporation:

We have audited the accompanying consolidated balance sheet of MAI Systems Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAI Systems Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, MAI Systems Corporation and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and other Intangible Assets”.

/s/ BDO Seidman, LLP

Costa Mesa, California
April 14, 2003

Exhibit 13.1.3.2

Independent Auditors’ Report

The Board of Directors

MAI Systems Corporation:

We have audited the accompanying consolidated balance sheets of MAI Systems Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAI Systems Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Costa Mesa, California
March 31, 2002

Exhibit 13.1.4      Consolidated Balance Sheets

MAI SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	(in thousands, except share data)

	2001	2002
ASSETS
Current assets:
Cash	$1,224	$545
Receivables, less allowance for doubtful accounts of $1,023 in 2001 and $336 in 2002	2,396	1,834
Inventories	90	60
Note receivable	500	250
Prepaids and other assets	918	628
Current assets held for sale	204	—

Total current assets	5,332	3,317
Furniture, fixtures and equipment, net	1,221	843
Note receivable	250	—
Intangibles, net	799	1,823
Assets held for sale	613	—
Other assets	73	194

Total assets	$8,288	$6,177

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$112	$3,289
Accounts payable	1,903	1,077
Customer deposits	1,164	1,811
Accrued liabilities	2,402	2,007
Income taxes payable	235	89
Unearned revenue	1,743	3,693
Current liabilities held for sale	1,560	—

Total current liabilities	9,119	11,966
Line of credit	2,424	—
Long-term debt	8,542	7,234
Other liabilities	1,195	1,759

Total liabilities	21,280	20,959

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 13,656,085 and 14,675,752 shares issued and outstanding at December 31, 2001 and 2002, respectively	140	150
Additional paid-in capital	218,022	218,251
Accumulated other comprehensive income (loss):
Minimum pension liability	(461)	(918)
Foreign currency translation	100	(31)
Unearned compensation	—	(91)
Accumulated deficit	(230,793)	(232,143)

Total stockholders’ deficiency	(12,992)	(14,782)

Total liabilities and stockholders’ deficiency	$8,288	$6,177

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.5 Consolidated Statements of Operations

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	(in thousands, except per share data)
	2000	2001	2002

Revenue:
Software	$6,857	$5,329	$4,585
Network and computer equipment	1,301	789	996
Services	19,163	17,650	16,356

Total revenue	27,321	23,768	21,937
Direct costs:
Software	1,106	269	437
Network and computer equipment	1,041	479	770
Services	9,508	6,490	5,713

Total direct costs	11,655	7,238	6,920
Gross profit	15,666	16,530	15,017
Selling, general and administrative expenses	8,942	7,927	9,363
Research and development costs	3,068	4,209	3,307
Amortization of intangibles	740	731	134
Other operating expense (income)	50	(1,643)	276

Operating income	2,866	5,306	1,937
Interest income	263	72	5
Interest expense	(1,523)	(1,545)	(1,495)

Income from continuing operations before income taxes	1,606	3,833	447
Income taxes	(162)	(176)	(30)

Income from continuing operations	1,444	3,657	417
Discontinued operations:
Gain (loss) on disposal of discontinued operations	—	1,262	(1,021)
Loss from discontinued operations	(627)	(2,787)	(746)

Total loss from discontinued operations	(627)	(1,525)	(1,767)

Net income (loss)	$817	$2,132	$(1,350)

Income (loss) per share:
Continuing Operations:
Basic income per share	$0.13	$0.28	$0.03

Diluted income per share	$0.13	$0.28	$0.03

Discontinued Operations:
Basic (loss) per share	$(0.06)	$(0.12)	$(0.13)

Diluted (loss) per share	$(0.06)	$(0.12)	$(0.12)

Net income (loss) per share:
Basic income (loss) per share	$0.07	$0.16	$(0.10)

Diluted income (loss) per share	$0.07	$0.16	$(0.09)

Weighted average common shares used in determining income (loss) per share:
Basic	10,923	13,091	13,945

Diluted	11,206	13,263	14,395

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.6 Consolidated Statements of Stockholders’ Deficiency

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(in thousands)

			Accumulated
			Other			Total	Total
		Additional	Comprehensive	Unearned	Accumulated	Stockholders'	Comprehensive
	Common Stock	Paid-In Capital	Income (Loss)	Compensation	Deficit	Deficiency	Income (Loss)

Balance at December 31, 1999	$112	$220,567	$494	$—	$(233,742)	$(12,569)
Stock option compensation	1	55	—	—	—	56	—
Translation adjustments	—	—	(414)	—	—	(414)	(414)
Net income	—	—	—	—	817	817	817

Balance at December 31, 2000	113	220,622	80	—	(232,925)	(12,110)	403

Issuance of Common Stock	8	219	—	—	—	227	—
Legal settlement	19	(2,819)	—	—	—	(2,800)	—
Minimum pension liability	—	—	(461)	—	—	(461)	(461)
Translation adjustments	—	—	20	—	—	20	20
Net income	—	—	—	—	2,132	2,132	2,132

Balance at December 31, 2001	140	218,022	(361)	—	(230,793)	(12,992)	1,691

Issuance of Common Stock	3	74	—	—	—	77	—
Minimum pension liability	—	—	(457)	—	—	(457)	(457)
Exercise of stock options	1	8	—	—	—	9	—
Unearned compensation	6	147	—	(153)	—	—	—
Amortization of unearned compensation	—	—	—	62	—	62	—
Translation adjustments	—	—	(131)	—	—	(131)	(131)
Net loss	—	—	—	—	(1,350)	(1,350)	(1,350)

Balance at December 31, 2002	$150	$218,251	$(949)	$(91)	$(232,143)	$(14,782)	$(1,938)

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.7 Consolidated Statements of Cash Flows

MAI SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$817	$2,132	$(1,350)
Loss from discontinued operations	627	2,787	746
Loss (gain) on disposal of discontinued operations	—	(1,262)	1,021

Income from continuing operations	1,444	3,657	417
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities, net of business acquisitions and dispositions:
Gain on creditor settlements	—	(1,377)	—
Gain on sale of GSI	—	(245)	—
Amortization of intangibles	740	731	134
Depreciation and amortization	749	721	685
Stock option compensation expense	56	—	62
Provision for doubtful accounts receivable	350	47	89
Changes in assets and liabilities:
(Increase) decrease in receivables	748	1,697	592
(Increase) decrease in inventories	29	(13)	30
(Increase) decrease in prepaids and other asset	190	(110)	327
(Increase) decrease in other assets	40	(6)	68
(Decrease) increase in accounts payable and customer deposits	(3,646)	(4,699)	(445)
(Decrease) increase in accrued liabilities	107	(255)	(522)
(Decrease) increase in income taxes payable	(261)	20	(151)
(Decrease) increase in unearned revenue	(1,314)	(2,051)	1,700
(Decrease) increase in other liabilities	27	452	42

Net cash provided by continuing operations	(741)	(1,431)	3,028
Net cash provided by (used in) discontinued operations	989	(17)	(2,509)

Net cash provided by (used in) operating activities	248	(1,448)	519

Cash flows from investing activities:
Capital expenditures	(127)	(158)	(101)
Payments received on note receivable	—	2,495	500
Software development costs	—	—	(861)

Net cash used in investing activities	(127)	2,337	(462)

Cash flows from financing activities:
Repayments of long-term debt	(245)	(321)	(102)
Repayments of Bridge Loan	(1,230)	(220)	—
Net decrease in line of credit	(312)	(155)	(623)

Net cash provided by (used in) financing	(1,787)	(696)	(725)

Effect of exchange rate changes on cash	40	12	(11)

Net increase (decrease) in cash	(1,626)	205	(679)
Cash at beginning of year	2,645	1,019	1,224

Cash at end of year	$1,019	$1,224	$545

Cash paid during the period for:
Interest	$1,190	$1,504	$990

Income taxes	$148	$96	$176

Supplemental disclosure of non-cash investing and financing activities (see notes 6, 8, 9, 14 and 18).

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.8 Notes to Consolidated Financial Statements

MAI SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

MAI Systems Corporation (the “Company” or “MAI”) provides total information technology solutions to the hospitality, resort and destination industry. The solutions provided by the Company typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support. The software applications are generally the Company’s proprietary software, or software which is licensed to the Company on an exclusive basis. The hardware, peripherals and networking systems are generally third-party products, which we distribute. Directly and through arrangements with third parties, we provide on-site and off-site service and support to users of network and systems hardware.

Liquidity

Although the Company has a net stockholders’ deficiency of $14,782,000 and a working capital deficit of $8,649,000 (which includes subordinated debt due to CSA of $2,800,000) at December 31, 2002, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements. The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date (see note 9). The Company expects to generate positive cash flow from its continuing operations during 2003 from products and services from its current backlog as of December 31, 2002 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain the necessary restructure of its debt. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. We believe that it is likely that we will delist from AMEX and apply for a listing on the electronic bulletin board sponsored by Nasdaq in 2003.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its domestic operations and its majority and wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could materially differ from those estimates.

Revenue Recognition

The Company earns revenue from sales of hardware, software and professional services and from arrangements involving multiple elements of each of the above. Revenue for multiple element arrangements are recorded by allocating revenue to the various elements based on their respective fair values as evidenced by vendor specific objective evidence. The fair value in multi-element arrangements is determined based upon the price charged when sold separately. Revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Sales of network and computer equipment are recorded when title and risk of loss transfers. Software revenues are recorded when application software programs are shipped to end users, resellers and distributors, provided the Company is not required to provide services essential to the functionality of the software or significantly modify, customize or produce the software. Professional services fees for software development, training and installation are recognized as the services are provided. Maintenance revenues are recorded evenly over the related contract period.

Cash Equivalents

Cash equivalents consist of highly liquid investments which are readily convertible into known amounts of cash and have original maturities of three months or less, when purchased.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes is uncollectible. The Company also records additional allowances based upon certain percentages of our aged receivables, which are determined based on historical experience and or assessment of the general financial conditions affecting our customer base. If the Company’s actual collection experience changes, revisions to its allowance may be required. Any unanticipated change in the Company’s customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on its results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are valued at the lower of first in, first out cost or market.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

The Company adopted SFAS No. 144 on January 1, 2001. The adoption of SFAS No.144 did not affect the Company’s financial statements. In accordance with SFAS No. 144, long-lived assets, such as furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

Goodwill

Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years. Long-lived assets and certain identifiable intangibles to be held and used by the Company were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used was assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets that were to be disposed of were reported at the lower of the carrying amount or fair value less cost to sell.

However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which requires that the Company cease amortization of goodwill and all intangible assets having indefinite useful economic lives. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of the deferred tax asset is assessed throughout the year and a valuation allowance is established accordingly.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) plus the unrealized gains and losses associated with foreign currency translations and minimum pension liability.

Stock Option Plans

The Company accounts for stock-based compensation in accordance with Accounting Principles Board, APB, No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of FAS No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123.

At December 31, 2002, the Company had two stock-based employee compensation plans, which is described more fully in Note 14. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for years ended December 31, 2000, 2001 and 2002, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share or net income and net income and net income per share would have increased or decreased respectively. See Note 14 for the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FAS No. 123.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

		Years ended December 31,
		(in thousands, except per share data)
		2000	2001	2002

Net income (loss):	As reported	$817	$2,132	$(1,350)
	Add: Stock-based employee compensation expense recorded	56	—	62
	Less: Stock based employee compensation expense determined under fair value calculations	(1,439)	(793)	(193)

	Pro forma	(566)	1,339	(1,481)

Basic income (loss) per share:	As reported	$0.07	$0.16	$(0.09)
	Add: Stock-based employee compensation expense recorded	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(0.12)	(0.06)	(0.01)

	Pro forma	(0.05)	0.10	(0.10)

		Years ended December 31,
		(in thousands, except per share data)
		2000	2001	2002

Diluted income (loss) per share:	As reported	$0.07	$0.16	$(0.09)
	Add: Stock-based employee compensation expense recorded	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(0.12)	(0.06)	(0.01)

	Pro forma	$(0.05)	$0.10	$(0.10)

Pension Plan

The Company established a defined benefit plan for employees that were employed by the Company’s maintenance service business acquired in 1988. The plan provides benefits based upon a percentage of the participant’s career income with the Company or years of service while an employee of the Company. The funding policy is to contribute annually an amount to fund pension costs as actuarially determined by an independent pension consulting firm.

Foreign Currency Translation

The functional currency for all foreign subsidiaries is the applicable local currency. Accordingly, all translation adjustments for foreign subsidiaries, and gains and losses on intercompany foreign currency transactions that are of a long-term nature, are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ deficiency.

There were no material net foreign currency transaction gains (losses) in 1999, 2000 and 2001. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Software Development Costs

The Company capitalizes costs related to the development of certain software products. Capitalization of costs begins when technological feasibility is established and ends when the product is available for general release to customers. Technological feasibility is reached upon the earlier of completion of a detailed program design or working model.

Amortization is computed on an individual product basis and is recognized over the greater of the remaining economic lives of each product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product, commencing when the products become available for general release to customers. Software development costs are generally being amortized over a three-year period. The Company continually assesses the recoverability of software development costs by comparing the carrying value of individual products to their net realizable value.

The Company capitalized $861,000 of software development costs during 2002 relating to its new N-Tier, Internet-native corporate application suite of products written in java. Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized.

Research and Development Costs

During 2000, 2001, and 2002, we incurred $3,068,000, $4,209,000, and $3,307,000, (net of capitalized software of $861,000) respectively, for research and development activities, which are expensed as incurred. Our research and development expenditures related to the support and extension of existing software products and the development of new products.

Fair Value of Financial Instruments

As of December 31, 2001 and 2002, the carrying value of cash receivables, notes receivable, accounts payable, accrued liabilities, income taxes payable and other liabilities approximate fair value due to the short-term nature of such instruments. The carrying value of long-term debt, including the Company’s line of credit, approximates fair value as the related interest rates approximate rates currently available to the Company.

Income (Loss) per Share of Common Stock

Basic and diluted income (loss) per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the dilutive income per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options and warrants.

Recent Accounting Pronouncements

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company elected to adopt FAS No. 144 early, and it is effective as of January 1, 2001. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, “Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections,” to update, clarify and simplify existing accounting pronouncements. FAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS No. 64, which amended FAS No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of FAS 146 for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures in Note 14.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 2 – INVENTORIES

     Inventories are summarized as follows:

	December 31,

	(in thousands)
	2001	2002

Finished goods	$75	$45
Replacement parts	15	15

	$90	$60

The Company has purchased many products and components from single sources of supply. Because the Company’s current products are industry standard, the Company believes that alternative sources of supply of similar products would be available to the Company in the event of any interruption of delivery of a single source supplier.

NOTE 3 – BUSINESSES HELD FOR SALE

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

During the fourth quarter of 2002, the Company successfully sold its Process Manufacturing and Legacy businesses (see note 6).

In accordance with SFAS No. 144, the Company has reflected all of the assets and liabilities of Process Manufacturing and Legacy in the consolidated balance sheets as held for sale and the operating results of these businesses have been reflected as discontinued operations in the consolidated statements of operations for all periods presented.

Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):

	2000	2001	2002

Revenue	$10,266	$5,078	$2,344
Loss, net of tax of zero	(627)	(1,525)	(1,767)

NOTE 4 – FURNITURE, FIXTURES AND EQUIPMENT

The major classes of furniture, fixtures and equipment are as follows:

	2001	2002

	(in thousands)
Furniture, fixtures and equipment	$2,760	$3,238
Office equipment	3,178	2,542
Leasehold improvements	262	246

	6,200	6,026
Less: accumulated depreciation and amortization	(4,979)	(5,183)

	$1,221	$843

NOTE 5 – JOINT VENTURES

The Company is a joint venture partner with Metro Systems Corporation Limited (“MSC”) for the purpose of marketing and selling the Company’s software in Thailand. The Company has a 49.9% interest in the joint venture and accounted for this investment using the equity method of accounting. During 1998 the investment in MSC, recorded at $76,000, was written off by the Company. Summarized financial information of the investees has not been provided, as such combined amounts are not material.

NOTE 6 – ACQUISITIONS, DIVESTITURE, AGREEMENTS AND FINANCING

Hotel Information Systems, Inc.

Effective August 9, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Hotel Information Systems, Inc. (“HIS”) pursuant to an asset purchase agreement dated June 30, 1996 (as amended July 10, 1996) for 1,179,000 unregistered shares of the Company’s common stock valued at $10,900,000. The net assets acquired from HIS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also included subsidiaries of HIS in Singapore, Hong Kong, Australia and Mexico. The acquisition of HIS has been accounted for by the purchase method of accounting. The total purchase price for HIS was $21,373,000, which included net liabilities assumed of HIS of $7,873,000 and acquisition costs of approximately $2,600,000.

During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares were required to be released from the escrow account and returned to the Company (this has not occurred as of December 31, 2002). In addition, the Company had further claims against HIS relating to legal costs and certain disbursements inappropriately made by HIS prior to the closing estimated at $650,000. The Company was required, as needed, pursuant to the asset purchase agreement and related documents, to issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applied to a maximum of 73,466 shares of Common Stock. As of December 31, 2002, the fair market value of the Company’s common stock was $0.08 per share, which would result in approximately 10,788,771 additional shares being issued. Also, included in the escrow account at December 31, 2002 are 200,000 shares of the Company’s common stock, which do not have a guarantee of value.

On March 25, 2003, the Company entered into a settlement agreement with HIS and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company. If the Company is delinquent four times in any twelve month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty. The settlement agreement will become effective upon the legal transfer of the 374,116 shares to MAI, which has not yet occurred.

Hospitality Services & Solutions

On June 23, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of Hospitality Services & Solutions (“HSS”) pursuant to a stock purchase agreement for 100,000 shares of common stock valued at $32,000 (the quoted market price of the common stock at the time the terms were agreed), and $75,000 in cash. Additionally, the shareholders of HSS received a 20% minority interest in the Company’s combined operations in Asia. HSS was acquired for the Company to expand its operations in the Asian marketplace, strengthen its management team n the territory and create new opportunities for its new enterprise capable suite of products. The net assets acquired from HSS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also include subsidiaries of HSS in Malaysia, Singapore and Thailand. The Company recorded $297,000 of goodwill (deductible for tax purposes) in connection with the acquisition of HSS. Pro forma results of operations as if this acquisition had occurred at the beginning of 2001 and 2002 are not shown because its impact would have been immaterial.

Gaming Systems International

On June 19, 1999, the Company sold Gaming Systems International (“GSI”) for an amount in excess of the book value of net assets sold. Assets sold of approximately $3,749,000 consisted of accounts receivable of $1,514,000, inventories of $364,000, furniture, fixtures and equipment of $218,000, intangible assets of $1,573,000 and prepaid expenses of $80,000. Liabilities assumed by the buyer consisted of accounts payable and accrued liabilities of $197,000, deposits of $100,000, unearned revenue of $351,000 and long-term debt of 446,000. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively. Interest was paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note was guaranteed by a third party. Principal payments and interest, at prime plus 1%, was to commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

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

On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the Common Stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of cash receipts from the third party, which will be first applied to the

$1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement (“Agreement”) with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement required a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment, which was received in December 2001. The Company also received a secured promissory note in the amount of $750,000, of which $500,000 was received in December 2002 and $250,000 in January 2003. The third party was also required to pay an additional $250,000 subject to a maximum $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement, which, as part of the settlement, in January 2003 the Company received $46,000. Due to the uncertainty of collecting the unsecured amount of $250,000, gain recognition on that part of the proceeds was deferred until collection was assured. The Company recorded a gain on the sale of GSI of $245,000 in the fourth quarter of 2001, which is included in other operating expense (income) in the accompanying consolidated statements of operations

Legacy

On October 9, 2001, the Company sold certain rights under customer contracts together with the related assets and liabilities of its domestic Legacy hardware maintenance division to the third party currently providing the on-site repair and warranty service to the Company’s Legacy hardware maintenance customers. Pursuant to the agreement, the Company retained the software maintenance component of the customer contracts and will continue to provide the software support services directly to the domestic Legacy customer base. Additionally, the third party will be required to pay the Company approximately 15% of the third party’s hardware maintenance revenue stream relating to the hardware maintenance customer contracts subsequent to October 31, 2003. In connection with the sale, the Company received $328,000 in cash and sold approximately $157,000 of assets consisting of inventory, spare parts, fixed assets and certain accounts receivable. The third party also assumed approximately $1,091,000 of liabilities consisting of accrued liabilities of approximately $366,000 and deferred revenue of approximately $725,000. The sale resulted in a gain of approximately $1,262,000 in October 2001.

MAI Canada

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations, including all legacy divisions, to the management of this subsidiary pursuant to a stock purchase agreement. In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and install the Company’s hospitality products in Canada. The sale resulted in a loss of approximately $630,000, which is included in the loss on disposal of discontinued operations. Prior to the sale, the Canadian operations incurred a net income (loss) of $1,341,000, $910,000 and ($305,000) during 2000, 2001 and 2002, respectively, which is included in loss from discontinued operations in the accompanying statements of operations.

Process Manufacturing

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000. The sale resulted in a loss of approximately $391,000, which is included in the loss on disposal of discontinued operations. Prior to the sale, Process Manufacturing operations incurred a net loss of $1,968,000, $3,736,000 and $441,000 during 2000, 2001 and 2002, respectively, which is included in loss from discontinued operations in the accompanying statements of operations.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill and capitalized software. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, (“SFAS No. 142”) which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives. The Company determined that there was no impairment upon adoption. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Net income and net income per share for 2000 and 2001 adjusted to exclude amortization expense is as follows:

	Year Ending December 31,

	(in thousands)
	2000	2001

Net income:
Reported net income	$817	$2,132
Goodwill amortization	420	420

Adjusted net income	$1,237	$2,552

Basic net income per share:
Reported basic net income per share	$0.07	$0.16
Goodwill amortization	0.04	0.03

Adjusted basic net income per share	$0.11	$0.19
Diluted net income per share:
Reported diluted net income per share	$0.07	$0.16
Goodwill amortization	0.04	0.03

Adjusted diluted earnings per share	$0.11	$0.19

Income from continuing operations:
Reported income from continuing operations	$1,444	$3,657
Goodwill amortization	420	420

Adjusted income from continuing operations	$1,864	$4,077

Basic income per share from continuing operations:
Reported basic income per share from continuing operations	$0.13	$0.28
Goodwill amortization	0.04	0.03

Adjusted basic net income per share from continuing operations	$0.17	$0.31

Diluted income per share from continuing operations:
Reported diluted net income per share from continuing operations	$0.13	$0.28
Goodwill amortization	0.04	0.03

Adjusted diluted income per share from continuing operations	$0.17	$0.31

Income (Loss) from discontinued operations:
Reported loss from discontinued operations	$(627)	$(1,525)
Goodwill amortization	1,232	1,233

Adjusted income (loss) from discontinued operations	$605	$(292)

Basic income (loss) per share from discontinued operations:
Reported basic loss per share from discontinued operations	$(0.06)	$(0.12)
Goodwill amortization	0.11	0.10

Adjusted basic income per share from discontinued operations	$0.05	$(0.02)

Diluted income (loss) per share from discontinued operations:
Reported diluted loss per share from discontinued operations	$(0.06)	$(0.12)
Goodwill amortization	0.11	0.10

Adjusted diluted income (loss) per share from discontinued operations	$0.05	$(0.02)

Goodwill and capitalized software as of December 31, 2001 and 2002 are as follows:

	December 31,
	(in thousands)
	2001	2002

Goodwill	$1,506	$962
Accumulated amortization	(841)	—

Goodwill, net	665	962

Capitalized software	1,319	2,180
Accumulated amortization	(1,185)	(1,319)

Capitalized software, net	134	861

Total	$799	$1,823

The Company recorded $297,000 of goodwill in connection with the acquisition of HSS (see note 6).

The Company’s weighted average amortization period for capitalized software is expected to be three years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years:

Year Ending December 31,

(in thousands)
2003	$72
2004	287
2005	287
2006	215

$861

NOTE 8 – LINE OF CREDIT AND BRIDGE LOAN

On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit (“Coast”) in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply). Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility was based on a calculation using a rolling average of certain cash collections. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 4.5% and was due to expire on April 30, 2003. The credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, the Company agreed to pay Coast a fee of $300,000 (“Loan Fee”) in weekly installments of $35,000 commencing after the Bridge Loan was paid in full. The Loan Fee was fully paid by April 23, 2001. At December 31, 2001 and 2002, approximately $2,424,400 and $1,801,000, respectively, was drawn down under the credit facility.

The Loan Fee of $300,000 is classified in prepaids and other current assets and was being amortized to interest expense over the original term of the facility. At December 31, 2001 and 2002, approximately $133,000 and $33,000, respectively, of the loan fee was classified in prepaids and other current assets.

On January 13, 2003, the Company re-negotiated the terms of the credit facility whereby the outstanding balance of $1,828,000 as of that date was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 month period commencing March 1, 2003. The new term loan matures on February 28, 2005, at which time all remaining principal and accrued interest is due and payable. The Company will also be required to pay Coast additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003. The consolidated balance sheet as of December 31, 2002 reflects the reclass of the secured revolving credit facility to a term loan (see note 9). The restructured debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to l.00 and minimum debt service coverage ratio of 0.90 to l.00 which commence as of and for the three-month period ended March 31, 2003. The minimum quick ratio increases to 0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term and subordinated debt would be immediately due and payable. The Company believes that it will be in compliance with the covenants as of March 31, 2003 and for every fiscal quarter thereafter.

On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and is currently holding all of Coast's assets for sale to third parties, which include the Company's term loan with Coast. This receivership and ultimate sale of the loan by the FDIC does not change any of the terms of the Company's current loan agreement.

NOTE 9 – LONG-TERM DEBT

Long-term debt outstanding is as follows:

	December 31,

	(in thousands)
	2001	2002
11% subordinated debt, net of discount of $198,000 and 28,000, respectively	$5,490	$5,634
10% subordinated debt	2,800	2,800
9.25% subordinated debt (note 8)	—	1,801
Obligations under capital leases	57	36
Tax claims	252	252
Other	55	—

	8,654	10,523
Less: current installments	(112)	(3,289)

Non-current portion	$8,542	$7,234

Aggregate maturities of long-term debt are as follows:

Year Ending December 31,

(in thousands)
2003	$3,289
2004	591
2005	2,042
2006	1,953
2007	2,059
Thereafter	589

$10,523

Notes Payable

In March 1997, the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP (“Canyon”). In September 1997, this indebtedness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes called for semi-annual interest payments.

The Company and Canyon subsequently entered into a forbearance agreement providing that the Company pay Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement, which provided Canyon with a lien on all of the Company’s tangible and intangible property, which lien is junior to the lien granted to Coast (note 8).

On April 13, 2000, the Company entered into an agreement with Canyon, waiving all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,690,000 and $5,662,000 at December 31, 2001 and December 31, 2002, respectively.

On January 13, 2003, the Company modified the terms of its agreement with Canyon, whereby the Company is required to make monthly payments of $52,000, until the Coast term loan is paid off in full, at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term. Upon the repayment of the Coast debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula. Additionally, the Company is required to issue Canyon 200,000 share of its common stock and one million warrants to purchase its common stock at an exercise price of $0.40 per share.

In connection with a settlement agreement with CSA (see Note 18), the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company’s assets which is subordinate to Coast and Canyon, accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt to CSA was $2,800,000 at December 31, 2001 and December 31, 2002.

The agreement with CSA was amended whereby the Company shall be required to pay the required payments under the subordinated note unless and until it paid $1 million by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note would have ceased until a final payment in the amount of $400,000 is paid by February 28, 2003. If the Company did not make all of the modified payments to CSA, the subordinated note will revert back to its original terms. The Company did not make the modified payment and have not made any payments since September 2002. Under the terms of the subordination agreement between Coast, Canyon and CSA, the Company is not allowed to make any principal or interest payments to CSA until the Coast and Canyon debt, including any accrued interest, is repaid in full, or the CSA debt is restructured and approved by Coast and Canyon. The Company is currently in negotiations with CSA to restructure the terms of the subordinated notes including extending its maturity date. There can be no assurance that CSA and MAI will come to terms on a restructuring or that Coast and Canyon will ultimately approve the terms of the restructuring. In the event that the Company is unable to meet the required payments to its primary lenders or meet its payment obligations to its other secured creditors, they are entitled to exercise certain rights under the respective agreements the Company has with them, including but not limited to, foreclosing on all of the Company’s tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern. The CSA debt is shown as current

CSA has not formally notified the Company of its default. As of December 31, 2001 and 2002, accrued interest relating to the CSA subordinated debt was $319,000 and $408,000, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Tax Claims

Tax claims include pre-petition unsecured tax claims for income and property taxes from various taxing authorities. Under the terms of the Plan of Reorganization (see Note 17), such amounts are to be paid in full in cash in annual installments over six years with interest at 6%. Upon agreement with the respective taxing authority, tax claims are classified as debt, otherwise such claims are classified as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2001 and 2002. As of December 31, 2001 and 2002, unsettled tax claims of $712,000 are included in long-term liabilities. The accrual of interest will commence upon the effective date of the settlement with the IRS.

NOTE 10 — ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2001	2002

	(in thousands)
Salaries, wages and commissions	$323	$289
Accrued insurance & sales taxes	80	133
Accrued vacation	375	417
Accrued interest	321	416
Other	1,303	752

Total	$2,402	$2,007

NOTE 11 — INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,

	(in thousands)
	2000	2001	2002

U.S	$1,688	$3,829	$702
Foreign	(82)	4	(255)

Total	$1,606	$3,833	$447

The income tax provision is comprised of the following:

	Years Ended December 31,

	(in thousands)
	2000	2001	2002

Current:
U.S. Federal	$65	$81	$—
State	—	—	3
Foreign	97	95	27

	162	176	30

Deferred:
U.S. Federal	—	—	—
Foreign	—	—	—

	—	—	—

Total	$162	$176	$30

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,

	(in thousands)
	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$21,448	$21,521
Furniture, fixture and equipment	1,381	—
Inventory write-downs	82	2
Allowance for doubtful accounts	463	144
Capitalized software and intangibles	1,812	370
Accrued expenses	304	179
Other	683	151

	26,173	22,367
Less: valuation allowance	(26,173)	(22,367)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences where it is not more likely than not the Company will receive future tax benefits. The net change in the valuation allowance for the years ended 2000, 2001 and 2002 was $(941,000), $(774,000) and $(3,806,000), respectively.

As of December 31, 2002 and 2002, the Company has Federal and state net operating losses (NOL) carryovers of approximately $62,000,000 and $2,000,000 respectively. These NOL carryovers will expire in the years 2003 through 2019. The Company’s utilization of a portion of its NOL carryovers is subject to various uncertainties including an annual limitation under Section 382 of the Internal Revenue Code. The amount of this limitation is not known at this time. The IRS has asserted deficiencies for the Company’s separate federal income tax returns for the years 1988 and 1989. The Company believes it has meritorious defenses and does not expect that any liability resulting from those years will result in a material adverse effect on its results of operations or financial position.

On September 11, 2002, the State of California enacted one of the budget trailer bills that implemented the state’s 2002-2003 Budget Bill (A425). The new law suspends the NOL carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

The provision (benefit) for income taxes differs from the amount computed by applying the Federal corporate income tax rate of 34% to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	(in percentages)
	2000	2001	2002

Statutory tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(71.2)	(36.1)	(679.6)
Amortization and write-off of intangibles	8.9	3.7	—
Expiration of state NOLs	4.6	—	5.0
Effect of foreign operations	19.4	2.5	610.8
Adjustments of NOL carry forwards and deferred tax assets pursuant to the finalization of the IRS examination and other analysis	15.2	—	—
Other	(0.8)	0.5	36.5

Effective tax rate	10.1%	4.6%	6.7%

NOTE 12 — GEOGRAPHIC AREA INFORMATION

Information with respect to the Company’s operations by significant geographic area is set forth below. “Other foreign” includes operations in Mexico. “Asia” includes operations in Singapore, Malaysia and Hong Kong.

	2000	2001	2002

Revenue from unaffiliated customers (based on subsidiary location):
United States	$21,207	$19,351	$17,592
Asia	3,960	2,585	2,783
Canada	708	584	452
United Kingdom	1,281	1,248	1,110
Other foreign	165	—	—

	$27,321	$23,768	$21,937

United States revenue from foreign affiliates	$42	$343	$298

Operating income (loss):
United States	$2,951	$5,303	$2,192
Asia	(189)	(32)	70
Canada	204	23	6
United Kingdom	(92)	61	(176)
Other foreign	(8)	(49)	(155)

	$2,866	$5,306	$1,937

Identifiable assets:
United States	$13,205	$6,233	$4,329
Asia	1,078	909	1,352
Canada	544	383	—
United Kingdom	1,331	505	422
Other foreign	287	258	74

	$16,445	$8,288	$6,177

Long-lived assets:
United States	$7,129	$2,862	$2,315
Asia	52	28	492
United Kingdom	56	36	46
Canada	27	18	—
Other foreign	(8)	12	7

	$7,256	$2,956	$2,860

United States revenue from foreign affiliates consists of net intercompany sales and services from the United States to the Company’s foreign subsidiaries and is eliminated from consolidated net revenue. Intercompany sales are based on current selling prices or list prices less discounts. Discounts typically are influenced by competitive pricing, market conditions and relative foreign exchange rates.

NOTE 13 — BUSINESS SEGMENT INFORMATION

The Company evaluates performance of each segment based on operating income for fiscal years ending December 31, 2000, 2001, and 2002.

Year Ending December 31,
(in thousands)

2002:

		Discontinued
	Hospitality	Operations	Total

Revenues from:
Hardware	$996	$—	$996
Software	4,585	—	4,585
Professional Services	16,356	—	16,356
Total Revenues	21,937	—	21,937
Operating Income	1,937	—	1,937
Total Assets	6,177	—	6,177

2001:

		Discontinued
	Hospitality	Operations	Total

Revenues from:
Hardware	$789	$—	$789
Software	5,329	—	5,329
Professional Services	17,650	—	17,650
Total Revenues	23,768	—	23,768
Operating Income	5,306	—	5,306
Total Assets	7,471	817	8,288

2000:

		Discontinued
	Hospitality	Operations	Total

Revenues from:
Hardware	$1,301	$—	$1,301
Software	6,857	—	6,857
Professional Services	19,163	—	19,163
Total Revenues	27,321	—	27,321
Operating Income	2,866	—	2,866
Total Assets	11,874	4,571	16,445

Customers

During 2000, 2001 and 2002, the Joint Armed Services was the only customer accounting for ten percent or more of our revenues. Total revenue from the Joint Armed Services for 2000, 2001 and 2002 was $3,147,000, $2,937,000 and $2,880,000, respectively.

NOTE 14 — STOCKHOLDERS’ DEFICIENCY

Stock Option Plans

In connection with the Plan of Reorganization (see Note 17), the Company adopted the MAI Systems Corporation 1993 Stock Option Plan (the “1993 Plan”) which became effective on January 27, 1994. Under the 1993 Plan, 2,500,000 authorized shares of Common Stock are reserved for issuance of options. Options under the 1993 Plan may be granted at exercise prices determined by the Compensation Committee of the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Common Stock on the date of grant. At December 31, 2002, 1,815,500 options under the 1993 Plan were exercisable and the weighted-average exercise price of these options was $1.03.

In July 1995, the Board of Directors adopted the Non-Employee Director’s Stock Option Plan (the “Director’s Plan”). Under the Director’s Plan, certain directors who are not employees of the Company or any affiliate of the Company are eligible to receive stock options. The Director’s Plan provides that each non-employee director is also granted an option to purchase 6,250 shares of Common Stock on the date of each annual meeting of the Company’s stockholders at which the director is reelected to the Company’s Board. These options vest 25% on the date of each subsequent annual meeting of the Company’s stockholders which the director is reelected to the Board. The number of shares of Common Stock reserved for issuance pursuant to the Director’s Plan is 250,000 shares. The exercise price shall not be lower than the fair market value of the Common Stock on the date of grant. As of December 31, 2002, 206,250 options under the Director’s Plan were exercisable and the weighted-average exercise price of these options was $2.84.

At December 31, 2002, there were 201,397 additional shares available for grant under the stock option plans. The per share weighted-average fair value of stock options granted during 2000, 2001, and 2002 was $0.53, $0.32 and $0.22, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000, 2001, and 2002 – risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years.

On April 26, 2002, the Company granted 424,500 options to purchase shares of the Company’s common stock to employees for services rendered. The exercise price of the options is $0.34 per share. The options vest 33.3% per year and have a term of 10 years. The Company recorded no expense related to the granting of options to these employees.

On June 24, 2002, the Company granted 50,000 options to purchase shares of the Company’s common stock to an employee for services rendered. The exercise price of the options is $0.32 per share. The options vest 33.3% per year and have a term of 10 years. The Company recorded no expense related to the granting of options to this employee.

On June 3, 2002, the Company granted 25,000 options to purchase shares of the Company’s common stock to members of the board of directors for services rendered. The exercise price of the options is $0.32 per share. The options vest 33.3% per year and have a term of 10 years. The Company recorded no expense related to the granting of options to the member’s of the board of directors.

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.

The following is a summary of stock option activity under the Company’s stock option plans:

		Weighted-average
	Number of shares	Exercise price

Options outstanding at December 31, 1999	1,753,380	$0.35
Granted	678,746	0.53
Exercised	(100,000)	—
Canceled	(902,625)	3.91

Options outstanding at December 31, 2000	1,429,501	$1.99
Granted	396,250	0.32
Canceled	(155,084)	2.20

Options outstanding at December 31, 2001	1,670,667	$1.58
Granted	499,500	0.34
Exercised	(107,167)	—
Canceled	(41,250)	0.67

Options outstanding at December 31, 2002	2,021,750	$0.79

At December 31, 2002, the exercise prices ranged from $0.28 to $9.75 per share and the weighted-average remaining contractual life of outstanding options under the Company’s stock option plans was 7.72 years.

The following is a summary of stock options as of December 31, 2002:

				Weighted Average
Range			Number Outstanding	Remaining	Weighted Average	Number Exercisable
Exercise Prices			December 31, 2002	Contractual Life	Exercise Price	December 31, 2002

$0.28	—	$0.63	1,274,750	$8.49	$0.34	430,583
1.00	—	1.65	131,250	5.54	1.03	89,583
2.38	—	2.81	500,000	5.57	2.63	490,000
3.25	—	3.75	75,250	5.15	3.40	57,750
7.35	—	9.75	40,500	3.10	7.90	39,250

			2,021,750			1,107,166

In July 2000, the Company accelerated the vesting period of 100,000 stock options granted to an employee of the Company resulting in a new measurement date of such options. The exercise price of the options was zero and the fair market value on the date of acceleration was $0.56. Accordingly, earned compensation of $56,000 has been recorded for the difference between the option exercise price and fair market value on the date of acceleration in 2000 and was charged to expense in 2000.

Restricted Stock Plan

In May 2001, the Board of Directors adopted the 2001 Restricted Stock Plan. Under the plan, 1,250,000 authorized shares of the Company’s Common Stock are reserved for issuance to officers and directors of the Company. The shares will be issued as “Restricted Stock” within the meaning of Rule 144 of the Securities Act of 1933, as amended. The Compensation Committee of the Board of Directors shall have the discretion to determine what terms and conditions shall apply, including the imposition of a vesting schedule.

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period. Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares. Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share. The total market value of the shares of $153,000 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule. The unamortized balance as of December 31, 2002 is $91,000 and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

Preferred Stock

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

NOTE 15 — EMPLOYEE BENEFITS

Savings Plans

On October 1, 1995, the Company established a Savings and Investment Plan covering substantially all the Company’s domestic employees (the “Domestic Plan”). The Domestic Plan qualifies under Sections 401(k) and 401(a) of the Internal Revenue Code. Participating employees are allowed to contribute from 1% to 15% of their annual compensation. During 2000, 2001 and 2002, the Company did not make contributions to the Domestic Plan.

Defined Benefit Plans

The Company established a defined benefit plan for employees that were employed by the Company’s maintenance service business acquired in 1988.

In April 1992, the Company elected to cease benefit accruals under the defined benefit plan to current participants. The curtailment had no effect on the accrued pension cost of the defined benefit plan.

Company contributions under this plan are funded annually. Plan assets are comprised primarily of guaranteed investment/annuity contracts. Employee benefits are based on years of service and the employees’ compensation during their employment.

The actuarially computed components of net periodic benefit cost included the following components:

	Year Ended December 31,

	(in thousands)
	2000	2001	2002

Service costs	$—	$—	$—
Interest costs	132	137	142
Amortization of unrecognized loss	—	—	16
Expected return on plan assets	(126)	(122)	(107)

Net periodic pension expense	$6	$15	$51

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statements of operations:

	Years Ended December 31,
	(in thousands)
Change in Benefit Obligation:	2000	2001	2002

Projected Benefit Obligation, beginning of year	$1,695	$1,859	$1,993
Service cost	—	—	—
Interest cost	131	137	142
Benefits paid	(62)	(69)	(79)
Actuarial loss/(gain)	95	66	98

Projected Benefit Obligation, end of year	$1,859	$1,993	$2,154

Change in Plan Assets:
Plan assets, beginning of year	$1,830	$1,736	$1,531
Actual return on plan assets	(86)	(190)	(279)
Employer contribution	54	54	63
Benefits paid	(62)	(69)	(79)

Plan assets, end of year	$1,736	$1,531	$1,236

Funded status	$(123)	$(461)	$(918)
Unrecognized (gain)/loss	161	538	1,008

Net amount recognized	$38	$77	$90

The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.5%, 7.25%, and 6.75% for 2000, 2001 and 2002, respectively. The long-term rate of return on assets was 7%, 7%, and 7% for 2000, 2001 and 2002, respectively.

NOTE 16 — RESTRUCTURING COSTS

During 1999, management authorized and committed the Company to a restructuring plan to close and reduce certain of its domestic facilities and reduce its hospitality and process manufacturing workforce to the appropriate levels sufficient to support the Company’s hospitality and process manufacturing domestic operations of software sales and professional services. In connection with these actions, the Company recorded a restructuring charge of $2,288,000 in the fourth quarter of 1999. The restructuring charge consisted of (1) $1,900,000 relating to the write-off of certain furniture, fixtures and equipment impaired pursuant to the restructuring which were determined to have a fair value of zero based upon a SFAS No. 121 evaluation, (2) $45,000 of costs associated with lease obligations relating to exited facilities and, (3) $343,000 of employee severance and termination benefits associated with 38 of the terminated employees. The remaining balance of $288,000 as of December 31, 1999 consists of $243,000 of remaining severance and termination benefits and $45,000 of lease obligations on exited facilities. The remaining balance of $288,000 was paid in 2000.

NOTE 17 — PLAN OF REORGANIZATION

In connection with the Company’s Chapter 11 bankruptcy proceedings in 1993, shares of Common Stock are currently being distributed by the Company to its former creditors pursuant to the Plan of Reorganization (the “Plan”) as approved by United States Bankruptcy Court. The Company does not anticipate that additional shares will be issued under the plan. As of December 31, 2002, 6,758,251 shares had been issued pursuant to the Plan.

Notwithstanding the confirmation and effectiveness of its Plan of Reorganization pursuant to which the Company emerged from a voluntary proceeding under the bankruptcy laws, the United States Bankruptcy Court continues to have jurisdiction, among other things, to resolve disputed pre-petition claims against the Company, to resolve matters related to the assumptions, assignment or rejection of executory contracts pursuant to the Plan, and to resolve other matters that may arise in connection with the implementation of the Plan.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment, under both month-to-month and fixed-term agreements.

The aggregate minimum rentals under operating leases with noncancelable terms of one year or more are as follows:

Year Ending December 31,

(in thousands)
2003	$839
2004	618
2005	551
2006	427
2007	89
Thereafter	121

$2,645

Rental expense was approximately $1,085,000, $ 1,146,000, and $953,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

Legal Proceedings

Chapter 11 Bankruptcy Proceedings

At December 31, 2002, there was only one material claim to be settled regarding the Company’s Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the “Service”). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

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

Cher-Ae Heights Indian Community

A lawsuit was filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement. On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000 (see note 6 under “Gaming Systems International”).

Logix Development Corporation

The Company entered into a settlement agreement with Logix in July of 2002 whereby it (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.

Other Litigation

The Company is also involved in various other legal proceedings and claims that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Related Party Transactions

Under the terms of a consulting agreement, and subsequent amendments (which expires on August 31, 2003 but which is automatically renewed each year unless proper notice is given between either party), between Orchard Capital Corporation (“Orchard”) and the Company, Orchard provides the services of Richard S. Ressler as the Company’s Chairman. Orchard is paid a consulting fee of $24,000 per month. Orchard was granted warrants in 1995 to purchase up to 625,000 shares of Common Stock at a price of $1.90 per share and in March 1997, was granted additional warrants to purchase up to 50,000 shares of the Company’s Common Stock at a price of $7.50 per share, the fair market values of Common Stock on the dates of grant (the latter warrants were subsequently repriced at $3.04 per share). The warrants were fully exercisable on the dates of the respective grants. In September 1997, Orchard exercised warrants to purchase 157,895 shares of Common Stock at $1.90 per share and additional warrants to purchase 50,000 shares of the Company’s Common Stock at $3.04 per share (which warrants had been temporarily re-priced in order to induce exercises), resulting in $452,000 cash proceeds to the Company. The term of the remaining warrants to purchase up to 467,105 shares of Common stock was extended so that they will expire on August 14, 2003. In connection with extending the term of the warrants in 1999, the Company recorded $280,275 of compensation expense.

The Company executed a consulting agreement with a member of its Board of Directors, Zohar Loshitzer, for the purpose of providing technology advisory services for the Company at its Process Manufacturing Division. The consulting agreement commenced in August 2000 and was on a month-to-month basis at the rate of $16,667 per month. The Company paid Mr. Loshitzer approximately $92,000 and $161,000 in 2000 and 2001, respectively. As of December 31, 2001 Mr. Loshitzer had completed his services on behalf of the Company.

On May 26, 2000, the Company issued warrants to its Chief Executive Officer to purchase 225,000 shares of Common Stock at $0.56 per share. The exercise price of these warrants will increase with the fair market value of Common Stock when the fair market value exceeds $2.81 per share. As the exercise price is not fixed, the warrants are accounted for as a variable award and, accordingly, are remeasured at each reporting date. The warrants vest equally over a three-year period and expire on March 24, 2010.

At December 31, 2000 and 2001, the Company was indebted to its Chief Financial Officer for $69,000 and $94,000, respectively, for unreimbursed Company related expenses paid by the Chief Financial Officer on the Company’s behalf. These expenses mainly relate to the travel costs for the Company’s professional service personnel and were fully paid in 2002.

NOTE 19 - INCOME (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted income (loss) per share under the provisions of SFAS No. 128.

	Year Ending December 31,

	(in thousands)
	2000	2001	2002

Numerator:
Numerator for basic and diluted income (loss) per share – net income (loss)	$817	$2,132	$(1,350)

Denominator:
Denominator for basic income (loss) per share - weighted average number of common shares outstanding during the period	10,923	13,091	13,945
Incremental common shares attributable to restricted stock grants and to the exercise of outstanding options and warrants	283	172	450

Denominator for diluted income (loss) per share	11,206	13,263	14,395

Basic income (loss) per share	$0.07	$0.16	$(0.10)
Diluted income (loss) per share	$0.07	$0.16	$(0.09)

The computation does not consider the additional shares of Common Stock, which may be issued in connection with past acquisitions (see Note 6). The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 1,415,273, 1,648,272 and 2,676,355 in 2000, 2001 and 2002, respectively.

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except share data)

	1stQuarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2001	2001	2001	2001	2002	2002	2002	2002
Revenue	$6.5	$6.3	$6.1	$4.9	$5.7	$5.5	$5.7	$5.0
Gross Profit	4.3	4.4	4.3	3.5	3.8	3.7	3.9	3.7
Income (loss) from continuing operations	1.9	0.8	0.6	0.3	0.2	0.3	0.1	(0.2)
Income (loss) from discontinued operations	(0.5)	(0.5)	(0.2)	(0.3)	0.1	0.1	(0.2)	(1.7)
Net income (loss)	1.4	0.3	0.4	0.0	0.3	0.3	(0.2)	(1.8)
Income (loss) per share:
Continuing Operations:
Basic	$0.16	$0.06	$0.05	$0.02	$0.02	$0.02	$0.00	$0.01
Diluted	0.16	0.06	0.05	0.02	0.02	0.02	0.00	0.01
Discontinued Operations:
Basic	(0.04)	(0.04)	(0.02)	(0.02)	0.00	0.01	(0.01)	(0.12)
Diluted	(0.04)	(0.04)	(0.02)	(0.02)	0.00	0.01	(0.01)	(0.12)
Income (loss) per share:
Basic	0.12	0.02	0.03	0.00	0.02	0.02	(0.01)	(0.13)
Diluted	0.12	0.02	0.03	0.00	0.02	0.02	(0.01)	(0.13)
Weighted average common shares used in determining income (loss) per share (in thousands):
Basic	11,395	13,679	13,691	13,656	13,656	13,852	14,119	14,154

Diluted	11,563	13,847	13,928	13,692	13,663	14,361	14,569	14,604

\

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2000, 2001 and 2002
(dollars in thousands)

			Reductions
	Balance	Charged to	Due to Sale		Balances
	Beginning	Costs and	of		End of
	of Year	Expenses	Subsidiary	Write-offs	Year
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,590	$350	$—	$(792)	$1,148

Year ended December 31, 2001:
Allowance for doubtful accounts	$1,148	$47	$—	$(172)	$1,023

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,023	$89	$(103)	$(673)	$336

EXHIBIT INDEX

Number	Exhibit

2.1	First Amended Joint Chapter II Plan of Reorganization of MAI Systems Corporation, Brooke Acquisition Corp. and CLS Software, Inc., as confirmed by the United States Bankruptcy Court for the District of Delaware, on November 13, 1993, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 15, 1994.

2.2	Consent Order Modifying Confirmed Plan of Reorganization and Fixing Effective Date, as entered by the United States Bankruptcy Court for the district of Delaware on January 27, 1994, as filed as Exhibit 2.2 to the Registrant’s Current Report on form 8-K dated February 9, 1994.

3.1	Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.1 to the Company’s 1996 Annual Report on Form 10-K.

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.2 to the Company’s 1996 Annual Report on Form 10-K.

3.3	By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.4 to the Company’s 1998 Annual Report on Form 10-K.

10.1	Amended and Restated MAI Systems Corporation 1993 Stock Option Plan.

10.2	Amended and Restated 1995 Non-Employee Directors Stock Option Plan.

10.3	MAI Systems Corporation’s 2001 Restricted Stock Plan.

10.4	Coast Business Credit Loan and Security Agreement, dated April 23, 1998, filed as Exhibit 10.2 to the Company’s 1998 Annual Report on Form 10-K.

10.5	Amendment Number One dated September 30, 1998 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.2 to the Company’s 1999 Annual Report on Form 10-K.

10.6	Amendment Number Two dated March 2, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company’s 1999 Annual Report on Form 10-K.

10.7	Amendment Number Three dated June 16, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.4 to the Company’s 1999 Annual Report on Form 10-K.

10.8	Amendment Number Four dated July 28, 1999 to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.9	Letter Agreement Amendment dated October 1, 1999 to the Loan and Security Agreement between Coast Business Credit and

Number	Exhibit

the Company dated April 23, 1998, filed as Exhibit 10.6 to the Company’s 1999 Annual Report on Form 10-K.

10.10	Amendment Number Five dated April 13, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.20 to the Company’s 1999 Annual Report on Form 10-K.

10.11	Amendment Number Six dated September 12, 2000, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.12	Amendment Number Seven dated September 13, 2001, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998, filed as Exhibit 10.12 to the Company’s 2001 Annual Report on Form 10-K.

10.13	Amendment Number Eight dated January 13, 2003, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998

10.14	Pledge, Assignment and Security Agreement dated September 7, 2001 between Coast Business Credit, the Company, MAI Systems International and MAI Development Corporation, filed as Exhibit 10.13 to the Company’s 2001 Annual Report on Form 10-K.

10.15	Collateral Release Agreement dated September 28, 2001 between Coast Business Credit and the Company filed as Exhibit 10.14 to the Company’s 2001 Annual Report on Form 10-K.

10.17	Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1999.

10.18	Amendment No. 1 dated February 14, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.18 to the Company’s 1999 Annual Report on Form 10-K.

10.19	Amendment No. 2 dated April 13, 2000 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.19 to the Company’s 1999 Annual Report on Form 10-K.

10.20	Supplement and Amendment dated January 31, 2001 to Forebearance Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999, filed as Exhibit 10.32 to the Company’s 2000 Annual Report on Form 10-K.

10.21	Collateral Release Agreement dated September 28, 2001 between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.22	Amendment No. 3 dated January 13, 2003 to Note Purchase Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999.

10.23	Amendment No. One dated January 13, 2003 to Intercreditor and Subordination Agreement dated April 23, 1998 between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund, GRS Partners II and Coast Business Credit.

10.24	Warrant Agreement between CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.25	Registration Rights Agreement between CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II.

10.26	Settlement Agreement dated December 1, 2000 between CSA and MAI Systems Corporation, filed as Exhibit 10.27 to the Company’s 2000 Annual Report on Form 10-K.

10.27	Security Agreement dated December 1, 2000 between CSA and MAI Systems Corporation, filed as Exhibit 10.28 to the Company’s 2000 Annual Report on Form 10K.

10.28	Amendment to Subordinated Note Due 2003 dated as of April 18, 2002 between CSA Private Limited and MAI Systems Corporation, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.

10.29	Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998, August 31, 1999, August 31, 2000, and August 31, 2001 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board. The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-K. The August 16, 1996 amendment is incorporated herein by reference to the Company’s 1996 Annual Report on Form 10-K. The August 31, 1997 amendment is incorporated herein by reference to the Company’s 1997 Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company’s 1998 Annual Report on Form 10-K. The August 31, 1999 amendment is incorporated herein by reference to the Company’s 1999 Annual Report on Form 10-K. The August 2000 amendment is incorporated herein by reference to the Company’s 2000 Annual Report on Form 10-K. The August 2001 amendment is incorporated herein by reference to the Company’s 2001 Annual Report on Form 10-K.

10.30	Premises Lease for MAI Systems Corporation corporate offices dated January 23, 2003

Number	Exhibit

13.1	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2002, but only to the extent such report is expressly incorporated by reference into Items 10, 11, 12, 13 and 15(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of MAI Systems Corporation.

23.1	Report of Independent Certified Public Accountants from BDO Seidman LLP.

23.2	Consent of BDO Seidman, LLP.

23.3	Independent Auditors’ Report on Schedule and Consent from KPMG LLP

99.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of the Sarbanes Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of the Sarbanes Oxley Act of 2002