Form 10-Q
period 2003-03-31
MAI SYSTEMS CORP
filed 2003-04-30
CIK 760436

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   ------------------------------------------
                                    FORM 10-Q

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the period ended March 31, 2003 or

      /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from ___to___.

                         Commission file number: 1-9158

                   ------------------------------------------
                             MAI Systems Corporation
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 22-2554549
    (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

                   26110 Enterprise Way, Lake Forest, CA 92630
                     Address of principal executive offices
        Registrant's telephone number including area code (949) 598-6000
                    -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes ___   No X

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on April 28, 2003 was $2,677,635.

The number of shares of common stock issued, outstanding and subscribed as of April 28, 2003 was 14,875,752.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MAI SYSTEMS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                  (in thousands, except share data)
                                                                   As of December    As of March
                                                                     31, 2002         31, 2003
                                                                     --------         --------
ASSETS

Current assets:
Cash                                                                 $     545       $     300
Receivables, less allowance for doubtful accounts of
    $336 in 2002 and $308 in 2003                                        1,834           2,524
Inventories                                                                 60              73
Notes receivable                                                           250              --
Prepaids and other assets                                                  628             644
                                                                     ---------       ---------
       Total current assets                                              3,317           3,541

Furniture, fixtures and equipment, net                                     843             866
Intangibles, net                                                         1,823           2,053
Other assets                                                               194             240
                                                                     ---------       ---------
       Total assets                                                  $   6,177       $   6,700
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                                $   3,289       $   3,465
    Accounts payable                                                     1,077             958
    Customer deposits                                                    1,811           1,225
    Accrued liabilities                                                  2,007           2,065
    Income taxes payable                                                    89              89
    Unearned revenue                                                     3,693           4,724
                                                                     ---------       ---------
       Total current liabilities                                        11,966          12,526

Long-term debt                                                           7,234           7,132
Other liabilities                                                        1,759           1,690
                                                                     ---------       ---------
       Total liabilities                                                20,959          21,348
                                                                     ---------       ---------
Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock, par value $0.01 per share;
       1,000,000 shares authorized, none issued and outstanding             --              --
    Common Stock, par value $0.01 per share; authorized
       24,000,000 shares; 14,875,752 shares issued, outstanding
       and subscribed at December 31, 2002 and
       March 31, 2003                                                      150             152
    Additional paid-in capital                                         218,251         218,112
Accumulated other comprehensive loss
    Minimum pension liability                                             (918)           (918)
    Foreign currency translation                                           (31)            (32)
Unearned Compensation                                                      (91)            (81)
Accumulated deficit                                                   (232,143)       (231,881)
                                                                     ---------       ---------
       Total stockholders' deficiency                                  (14,782)        (14,648)
                                                                     ---------       ---------
Total liabilities and stockholders' deficiency                       $   6,177       $   6,700
                                                                     =========       =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        For the Three Months Ended March 31,
                                                                       (in thousands, except per share data)
                                                                           2002              2003
                                                                           ----              ----
Revenue:
   Software                                                               $  1,267       $  1,130
   Network and computer equipment                                              269            149
   Services                                                                  4,196          3,907
                                                                          --------       --------
      Total revenue                                                          5,732          5,186

Direct costs:
   Software                                                                    157            207
   Network and computer equipment                                              203             91
   Services                                                                  1,620          1,174
                                                                          --------       --------
      Total direct costs                                                     1,980          1,472

      Gross profit                                                           3,752          3,714

Selling, general and administrative expenses                                 2,074          2,531
Research and development costs                                               1,008            682
Amortization of intangibles                                                     64             --
Other operating income                                                          (1)           (51)
                                                                          --------       --------
      Operating income                                                         607            552

Interest income                                                                  2              1
Interest expense                                                              (386)          (350)
                                                                          --------       --------
Income from continuing operations before income taxes                          223            203
Income tax expense (benefit)                                                    (3)            59
                                                                          --------       --------
Income from continuing operations                                              220            262

Income from discontinued operations                                            106             --
                                                                          --------       --------
      Net income                                                          $    326       $    262
                                                                          ========       ========
Income per share:

  Continuing Operations:
      Basic income per share                                              $   0.02       $   0.02
                                                                          ========       ========
      Diluted income per share                                            $   0.02       $   0.02
                                                                          ========       ========
  Discontinued Operations:
      Basic income per share                                              $   0.01       $   0.00
                                                                          ========       ========
      Diluted income per share                                            $   0.01       $   0.00
                                                                          ========       ========
  Net income per share:

      Basic income per share                                              $   0.02       $   0.02
                                                                          ========       ========
      Diluted income per share                                            $   0.02       $   0.02
                                                                          ========       ========

Weighted average common shares used in determining income per share:

Basic                                                                       13,656         14,426
                                                                          ========       ========
Diluted                                                                     13,663         14,876
                                                                          ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         For the Three Months Ended
                                                                 March 31,
                                                               (in thousands)
                                                           2002           2003
                                                           ----           ----
Net cash provided by (used in) operating activities:      $   376       $   (35)

Cash flows used in investing activities:
     Proceeds from note receivable                             --           250
     Capital Expenditures                                     (66)         (128)
     Capitalized software development costs                    --          (229)
                                                          -------       -------
Net cash used in investing activities                         (66)         (107)

Cash flows from financing activities:
     Net decrease in line of credit                          (130)           --
     Repayments on long-term debt                             (64)         (103)
                                                          -------       -------
Net cash used in financing activities                        (194)         (103)
                                                          -------       -------
Net cash provided by (used in) continuing operations          116          (245)

Net cash provided by discontinued operations                   45            --

Effect of exchange rate changes on cash                         2            --
                                                          -------       -------
Net change in cash                                            163          (245)
                                                          -------       -------
Cash at beginning of period                                 1,224           545
                                                          -------       -------
Cash at end of period                                     $ 1,387       $   300
                                                          =======       =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2003

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

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the SEC.

2. LIQUIDITY

Although the Company has a net stockholders' deficiency of $14,648,000 and a working capital deficit of $8,985,000 (which includes subordinated debt due to CSA of $2,800,000) at March 31, 2003, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements. The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date. The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of March 31, 2003 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws. We believe that it is likely that we will delist from AMEX and apply for a listing on the electronic bulletin board sponsored by Nasdaq in 2003.

3. INVENTORIES

Inventories are summarized as follows:

                        (dollars in thousands)
                    December 31,    March 31,
                       2002           2003
                       ----           ----
Finished goods          $45           $65
Replacement parts        15             8
                         ---          ---
                         $60          $73
                         ===          ===


4. PLAN OF REORGANIZATION

In connection with the Company's Chapter 11 bankruptcy proceedings in 1993, shares of Common Stock are currently being distributed by the Company to its former creditors pursuant to the Plan of Reorganization (the "Plan") as approved by United States Bankruptcy Court. The Company does not anticipate that additional shares will be issued under the plan. As of March 31, 2003, 6,758,251 shares had been issued pursuant to the Plan.

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

5. BUSINESS ACQUISITIONS

HOTEL INFORMATION SYSTEMS, INC.

Effective August 9, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Hotel Information Systems, Inc. ("HIS") pursuant to an asset purchase agreement dated June 30, 1996 (as amended July 10, 1996) for 1,179,000 unregistered shares of the Company's common stock valued at $10,900,000. The net assets acquired from HIS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also included subsidiaries of HIS in Singapore, Hong Kong, Australia and Mexico. The acquisition of HIS has been accounted for by the purchase method of accounting. The total purchase price for HIS was $21,373,000, which included net liabilities assumed of HIS of $7,873,000 and acquisition costs of approximately $2,600,000.

During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares were required to be released from the escrow account and returned to the Company (this has not accrued as of March 31, 2003). In addition, the Company had further claims against HIS relating to legal costs and certain disbursements inappropriately made by HIS prior to the closing estimated at $650,000. The Company was required, as needed, pursuant to the asset purchase agreement and related documents, to issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applied to a maximum of 73,466 shares of Common Stock. As of March 31, 2003, the fair market value of the Company's common stock was $0.29 per share, which would result in approximately 2,931,859 additional shares being issued. Also, included in the escrow account at December 31, 2002 are 200,000 shares of the Company's common stock, which do not have a guarantee of value.

On March 25, 2003, the Company entered into a settlement agreement with HIS and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company. If the Company is delinquent four times in any twelve month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty. The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

Imputing interest at 11%, the present value of the $175,000 promissory note a the date of the settlement was $149,000. The Company recorded the present value of this debt issuance and the $50,000 cash payment as a reduction to additional paid-in capital.

HOSPITALITY SERVICES & SOLUTIONS

On June 23, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of Hospitality Services & Solutions ("HSS") pursuant to a stock purchase agreement for 100,000 shares of common stock valued at $32,000 (the quoted market price of the common stock at the time the terms were agreed), and $75,000 in cash. Additionally, the shareholders of HSS received a 20% minority interest in the Company's combined operations in Asia. HSS was acquired for the Company to expand its operations in the Asian marketplace, strengthen its management team n the territory and create new opportunities for its new enterprise capable suite of products. The net assets acquired from HSS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also include subsidiaries of HSS in Malaysia, Singapore and Thailand. The Company recorded $297,000 of goodwill (deductible for tax purposes) in connection with the acquisition of HSS. Pro forma results of operations as if this acquisition had occurred at the beginning of 2001 and 2002 are not shown because its impact would have been immaterial.

6. BUSINESS DIVESTITURES

GAMING SYSTEMS INTERNATIONAL

On June 19, 1999, the Company sold Gaming Systems International ("GSI") for an amount in excess of the book value of net assets sold. Assets sold of approximately $3,749,000 consisted of accounts receivable of $1,514,000, inventories of $364,000, furniture, fixtures and equipment of $218,000, intangible assets of $1,573,000 and prepaid expenses of $80,000. Liabilities assumed by the buyer consisted of accounts payable and accrued liabilities of $197,000, deposits of $100,000, unearned revenue of $351,000 and long-term debt of 446,000. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively. Interest was paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. The $1,100,000 promissory note was guaranteed by a third party. Principal payments and interest, at prime plus 1%, was to commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

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

LEGACY

On October 9, 2001, the Company sold certain rights under customer contracts together with the related assets and liabilities of its domestic Legacy hardware maintenance division to the third party currently providing the on-site repair and warranty service to the Company's Legacy hardware maintenance customers. Pursuant to the agreement, the Company retained the software maintenance component of the customer contracts and will continue to provide the software support services directly to the domestic Legacy customer base. Additionally, the third party will be required to pay the Company approximately 15% of the third party's hardware maintenance revenue stream relating to the hardware maintenance customer contracts subsequent to October 31, 2003. In connection with the sale, the Company received $328,000 in cash and sold approximately $157,000 of assets consisting of inventory, spare parts, fixed assets and certain accounts receivable. The third party also assumed approximately $1,091,000 of liabilities consisting of accrued liabilities of approximately $366,000 and deferred revenue of approximately $725,000. The sale resulted in a gain of approximately $1,262,000 in October 2001.

MAI CANADA

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations, including all legacy divisions, to the management of this subsidiary pursuant to a stock purchase agreement. In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and install the Company's hospitality products in Canada. The sale resulted in a loss of approximately $630,000, which is included in the loss on disposal of discontinued operations. Prior to the sale, the Canadian operations incurred a net income of $159,000 for the three-month period ended March 31, 2002.

PROCESS MANUFACTURING

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000. The sale resulted in a loss of approximately $391,000, which is included in the loss on disposal of discontinued operations. Prior to the sale, Process Manufacturing operations incurred a net loss of $15,000 for the three-month period ended March 31, 2002.

7. LINE OF CREDIT AND BRIDGE LOAN AND LONG TERM DEBT

LINE OF CREDIT & BRIDGE LOAN

On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply). Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility was based on a calculation using a rolling average of certain cash collections. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 4.5% and was due to expire on April 30, 2003. The credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan was paid in full. The Loan Fee was fully paid by April 23, 2001. The Loan Fee of $300,000 is classified in prepaids and other current assets and was being amortized to interest expense over the original term of the facility. As of March 31, 2003 the loan fee was fully amortized.

On January 13, 2003, the Company re-negotiated the terms of the credit facility whereby the outstanding balance of $1,828,000 as of that date was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 month period commencing March 1, 2003. The new term loan matures on February 28, 2005, at which time all remaining principal and accrued interest is due and payable. The Company will also be required to pay Coast additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003. For the three-months ended March 31, 2003, there are no additional principal payment required under the EBITDA-based formula. The consolidated balance sheet as of December 31, 2002 and March 31, 2003 reflects the reclass of the secured revolving credit facility to a term loan. The restructured debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to l.00 and minimum debt service coverage ratio of 0.90 to l.00 which commence as of and for the three-month period ended March 31, 2003. The minimum quick ratio increases to
0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term and subordinated debt would be immediately due and payable. The Company is in compliance with the covenants as of March 31, 2003.

On February 7, 2003, the Federal Deposit Insurance Corporation ("FDIC") put Coast and its parent company, Southern Pacific Bank, into receivership and is currently holding all of Coast's assets for sale to third parties, which include the Company's term loan with Coast. This receivership and ultimate sale of the loan by the FDIC does not change any of the terms of the Company's current loan agreement.

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

On April 13, 2000, the Company entered into an agreement with Canyon, waiving all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 at December 31, 2002 and March 31, 2003.

On January 13, 2003, the Company modified the terms of its agreement with Canyon, whereby the Company is required to make monthly payments of $52,000, until the Coast term loan is paid off in full, at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term. Upon the repayment of the Coast debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula. Additionally, the Company will issue to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and one million warrants at an exercise price of $0.40 per share valued at $ 42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years). The $62,000 will be amortized to interest expense over the term of the modified note.

In connection with a settlement agreement with CSA, the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company's assets which is subordinate to Coast and Canyon, accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt to CSA was $2,800,000 at December 31, 2002 and March 31, 2003.

The agreement with CSA was amended whereby the Company shall be required to pay the required payments under the subordinated note unless and until it paid $1 million by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note would have ceased until a final payment in the amount of $400,000 is paid by February 28, 2003. If the Company did not make all of the modified payments to CSA, the subordinated note will revert back to its original terms. The Company did not make the modified payment and have not made any payments since September 2002. Under the terms of the subordination agreement between Coast, Canyon and CSA, the Company is not allowed to make any principal or interest payments to CSA until the Coast and Canyon debt, including any accrued interest, is repaid in full, or the CSA debt is restructured and approved by Coast and Canyon. The Company is currently in negotiations with CSA to restructure the terms of the subordinated notes including extending its maturity date. There can be no assurance that CSA and MAI will come to terms on a restructuring or that Coast and Canyon will ultimately approve the terms of the restructuring. In the event that the Company is unable to meet the required payments to its primary lenders or meet its payment obligations to its other secured creditors, they are entitled to exercise certain rights under the respective agreements the Company has with them, including but not limited to, foreclosing on all of the Company's tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern. The CSA debt is shown as current.

CSA has not formally notified the Company of its default. As of December 31, 2002 and March 31, 2003, accrued interest relating to the CSA subordinated debt was $408,000 and $489,000 respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Under SFAS No. 123, compensation cost is recognized for the fair value of the restricted stock awarded, which is its fair market value without restrictions at the date of grant, which was $0.25 per share. The total market value of the shares of $153,125 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule through March 2005. The unamortized balance as of March 31, 2003 is $81,000.

9. PREFERRED STOCK

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

10. INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill and capitalized software. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, ("SFAS No. 142") which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives. The Company determined that there was no impairment upon adoption. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At March 31, 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Goodwill and capitalized software as of December 31, 2002 and March 31, 2003 are as follows:

                                (dollars in thousands)
                             December 31,    March 31,
                                 2002          2003
Goodwill                       $   962       $   962
Accumulated amortization            --            --
                               -------       -------
Goodwill, net                      962           962
                               -------       -------
Capitalized software             2,180         2,410
Accumulated amortization        (1,319)       (1,319)
                               -------       -------
Capitalized software, net          861         1,091
                               -------       -------
          Total                $ 1,823       $ 2,053
                               =======       =======

The Company's weighted average amortization period for capitalized software is expected to be three years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years:

Year Ending December 31,

  (in thousands)
2003        $   72
2004           287
2005           287
2006           215
2007           230
            ------
            $1,091
            ======

11. INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS

128:

                                           For The Three Months Ended
                                                    March 31,
                                              2002              2003
                                              ----              ----
                                           (in thousands, except per
                                                   share data)
Numerator:

Numerator for basic and diluted earnings
   per share - net income                     $   326      $   262
                                              =======      =======
Denominator:

Denominator for basic earnings per
   Share-weighted average number of
   Common shares outstanding during
   the period                                  13,656       14,426

Incremental common shares attributable
   To exercise of outstanding options               7          450
                                              -------      -------
Denominator for diluted earnings
   Per share                                   13,663       14,876
                                              =======      =======
Basic earnings per share                      $  0.02      $  0.02
                                              =======      =======
Diluted earnings per share                    $  0.02      $  0.02
                                              =======      =======

      The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions. The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 1,648,272 and 3,676,355 in 2002 and 2003, respectively.

12. STOCK OPTION PLANS

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board, APB, No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of FAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123.

      At March 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three-month periods ended March 31, 2002 and 2003, consistent with the provisions of FAS No. 123, the Company's net income and net income per share would have decreased. The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
      (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

      In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures in Note 10.

                                                                                               For the three-months ended March 31,
                                                                                               ------------------------------------
                                                                                               (in thousands, except per share data)
                                                                                                       2002             2003
                                                                                                      -------         -------
Net income:                      As reported                                                          $   326         $   262
                                   Add: Stock-based employee compensation
                                   expense recorded                                                        --              --
                                   Less:  Stock based employee compensation
                                   expense determined under fair value
                                   calculations                                                           (33)            (17)
                                                                                                      -------         -------
                                 Pro forma                                                                293             245
                                                                                                      =======         =======

Basic income per share:          As reported                                                          $  0.02         $  0.02
                                   Add: Stock-based employee compensation
                                   expense recorded                                                        --              --
                                   Less:  Stock based employee compensation
                                   expense determined under fair value
                                   calculations                                                            --              --
                                                                                                      -------         -------
                                 Pro forma                                                               0.02            0.02
                                                                                                      =======         =======


Diluted income per share:
                                 As reported                                                          $  0.02         $  0.02
                                   Add: Stock-based employee compensation
                                   expense recorded                                                        --              --
                                   Less:  Stock based employee compensation
                                   expense determined under fair value
                                   calculations                                                            --              --
                                                                                                      -------         -------
                                 Pro forma                                                            $  0.02         $  0.02
                                                                                                      =======         =======

      13.   LEGAL PROCEEDINGS

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

      Cher-Ae Heights Indian Community

      A lawsuit was filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement. On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000.

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

      14.   COMPREHENSIVE INCOME

      The following table summarizes components of comprehensive income:

                                                For The Three Months Ended
                                                         March 31,
                                                    2002          2003
                                                    -----         -----
Net income                                          $ 326         $ 262

Change in cumulative translation adjustments            2            (1)
                                                    -----         -----

Comprehensive income                                $ 328         $ 261
                                                    =====         =====

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

      Allowance for Doubtful Accounts

      The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes is uncollectible. The Company also records additional allowances based upon certain percentages of our aged receivables, which are determined based on historical experience and or assessment of the general financial conditions affecting our customer base. If the Company's actual collection experience changes, revisions to its allowance may be required. Any unanticipated change in the Company's customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on its results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

      Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

      The Company adopted SFAS No. 144 on January 1, 2001. The adoption of SFAS No.144 did not affect the Company's financial statements. In accordance with SFAS No. 144, long-lived assets, such as furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

      However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that the Company cease amortization of goodwill and all intangible assets having indefinite useful economic lives. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

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

      The Company capitalized $0 and $229,000 for the three-month period ended March 31, 2002 and 2003, respectively for software development costs relating to its new N-Tier, Internet-native corporate application suite of products written in java. Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, working capital decreased from a working capital deficiency of $8,649,000 at December 31, 2002 to a working capital deficiency of $8,985,000. Excluding unearned revenue of $4,724,000, the Company's working capital deficiency at March 31, 2003 would be $4,261,000. Excluding unearned revenue of $3,693,000, the Company's working capital deficiency at December 31, 2002 would be $4,956,000. Excluding unearned revenue, the decrease in the working capital deficiency of $695,000 was primarily attributable to increase in accounts receivable of $690,000 and decreases in accounts payable of $119,000, customer deposits of $586,000 offset by decreases in cash of $245,000, note receivable of $250,000 and increases in current portion of long term debt of $176,000 and accrued liabilities of $58,000.

      Net cash used in investing activities for the period ended March 31, 2003 totaled $107,000, which is comprised of capital expenditures of $128,000 and capitalized software of $229,000 offset by proceeds from note receivable of $250,000.

      Net cash used in financing activities for the period ended March 31, 2003 totaled $103,000, which is comprised of repayments on long-term debt of $103,000. On January 13, 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2005. In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through February 28, 2005, at which time it will convert to a term loan to be amortized over a three year period. The restructured debt pursuant to an intercreditor agreement between Canyon Capital and Coast Business Credit, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to l.00 and minimum debt service coverage ratio of
      0.90 to l.00 which commence as of and for the three-month period ended March 31, 2003. The minimum quick ratio increases to 0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term and subordinated debt would be immediately due and payable. We are in compliance with the covenants as of March 31, 2003 and believe that we will be in compliance for every fiscal quarter thereafter.

      Stockholders' deficiency decreased from $14,782,000 at December 31, 2002 to $14,648,000 at March 31, 2003, mainly as a result of net income of $262,000, the issuance of common stock and warrants to Canyon Capital of valued at $62,000, and amortization of unearned compensation of $10,000 offset by a reduction in additional paid-in capital $199,000 relating to the issuance of $149,000 of debt and $50,000 of cash to satisfy a legal settlement (see note 5).

      Although the Company has a net stockholders' deficiency of $14,648,000 and a working capital deficit of $8,985,000 (which includes subordinated debt due to CSA of $2,800,000) at March 31, 2003, the Company believes it will generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements. The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date. The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of March 31, 2003 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table summarizes the Company's obligations and commitments as of March 31, 2003:

                                                      Payments Due by Period (in thousands)
                                    ----------------------------------------------------------------------

Contractual Cash Obligations        Total     Less Than 1 Year  1-3 Years      4-5 Years     After 5 Years
----------------------------        -----     ----------------  ---------      ---------     -------------
Long-Term Debt                     $10,597        $ 3,465        $ 3,137        $ 3,742        $   253
Operating Leases                     2,319            679          1,110            423            107
Consulting Agreements                  336            336             --             --             --
                                   -------        -------        -------        -------        -------
                                   $13,252        $ 4,480        $ 4,247        $ 4,165        $   360
                                   =======        =======        =======        =======        =======

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

                                                                Percentage of                  Percentage of
                                                March 31, 2002     Revenue     March 31, 2003    Revenue
                                                --------------     -------     --------------    -------
Revenue:                                            $ 5,732         100.0%         $ 5,186         100.0%
Gross profit                                          3,752          65.5%           3,714          71.6%
Selling, general and administrative expenses          2,074          36.2%           2,531          48.8%
Research and development costs                        1,008          17.6%             682          13.2%
Amortization of intangibles                              64           1.1%              --           0.0%
Other operating income                                   (1)         (0.0%)            (51)         (1.0%)
Interest expense, net                                   384           6.7%             349           6.7%
Income tax expense (benefit)                              3           0.1%             (59)          0.1%
Income from discontinued operations                     106           1.8%              --           0.0%
Net income                                          $   326           5.7%         $   262           5.1%

      Revenue for 2003 was $5,186,000 compared to $5,732,000 in 2002 or a 9.5%
      decrease. Revenue decreased $546,000 in 2003, as a result of decreased professional services and maintenance services mainly due to decreased capital spending on information technology in 2003 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

      The decrease in revenue in 2003 was mainly attributable to a decrease in service volume and rates as many hotels have reduced their operating costs by canceling or reducing contracted services, including support, in a post September 11, 2001 economy. Many hotels have requested that their suppliers reduce the cost of service or delay any price increases while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms. Certain hotels have also established their own help desks to further reduce costs. As a result, the Company postponed increasing its support prices until the first quarter of 2003 and agreed, with certain of its clients, to provide a second line of support versus a first line of support that was previously provided to such clients. Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

      Revenue in our Asian operations increased from $490,000 in 2002 to $814,000 in 2003 as a result of its acquisition of HSS in June 2002 (see note 5) which allowed the Company to expand its operations in the Asian marketplace, strengthen its management team in the territory and create new opportunities for its new enterprise capable suite of products.

      Gross profit for 2003 decreased to $3,714,000 (71.6%) from $3,752,000
      (65.5%) in 2002. The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues during the period in excess of the Company's cost reductions.

      Selling, general and administrative expenses ("SG&A") increased from $2,074,000 in 2002 to $2,531,000 in 2003. The increase is mainly due to an increase in selling and marketing expenses for trade shows, advertisement and travel as the Company continues to actively and aggressively market its newly developed enterprise suite of applications and services.

      Research and development costs decreased from $1,008,000 in 2002 to $682,000 in 2003. The decrease is due to the capitalization of $229,000 of software development costs in 2003 associated with the Company's product development of its new internet native suite of applications. There were no such costs capitalized in 2002.

      Other operating income was $1,000 in 2002 and $51,000 in 2003. The increase is mainly due to receipt of approximately $46,000 of cash resulting from a legal settlement.

      The decrease in amortization of intangibles in 2003 versus the comparable period of 2002 is due to the fact that the Company amortized $64,000 of software development costs in 2002 relating to costs capitalized in 1999. These costs were fully amortized during 2002.

      Net interest expense was $384,000 in 2002 compared to $349,000 in 2003. The decrease is due to lower balances of interest bearing debt during 2003 as compared to 2002.

      The income tax provision (benefit) only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward. The income tax benefit in 2003 is due to the Company recording a domestic income tax receivable during the period to recover taxes previously paid.

      Results from discontinued operations was $106,000 in 2002. Results from discontinued operations in 2003 was $0 as all entities held for sale were sold in the fourth quarter of 2002.

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

      INTEREST RATE SENSITIVITY

      Of our $10.6 million principal amount of indebtedness at March 31, 2003, none bears interest at a variable rate. However, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10%, $1.8 million bears interest at 9.25% and $0.3 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have no exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

      FOREIGN CURRENCY RISK

      We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended March 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Chapter 11 Bankruptcy Proceedings

      At March 31, 2003, there was only one material claim to be settled regarding the Company's Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

      CSA Private Limited

      CSA is a MAI shareholder. On August 9, 1996, MAI acquired from Hotel Information Systems, Inc. ("HIS") substantially all their assets and certain of their liabilities (the "HIS Acquisition"). At the time of MAI's acquisition of

      HIS in 1996, CSA was a shareholder of HIS and, in connection with the purchase, MAI agreed to issue to CSA shares of its Common Stock worth approximately $4.8 million in August 1996, which amount had increased to approximately $6.8 million as of December 31, 2000, pursuant to the agreement. The Company entered into a settlement agreement with CSA in February, 2001 whereby it (i) issued CSA 1,916,014 additional shares of our Common Stock to bring CSA's total share ownership to 2,433,333 shares;
      (ii) filed a registration statement for all of CSA's shares of our Common Stock which has been declared effective by the SEC so that such shares are now freely tradable; and (iii) executed a secured debt instrument in favor of CSA in the principal sum of $2,800,000 which is subordinate only to the Company's present group of two (2) senior secured leaders and required cash installment payments to commence in March 2002 (see note 6).

      In connection with the settlement agreement with CSA, the Company recorded the $2.8 million debt issuance as a reduction in paid in capital and the 1,916,014 additional shares at par as an addition to Common Stock and a reduction to additional paid in capital.

      Cher-Ae Heights Indian Community

      A lawsuit was filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement. On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000 (see note 5).

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

      (d)   None

ITEM 5. OTHER INFORMATION

      (a)   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      99.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of Sarbanes-Oxley Act of 2002

      99.2 Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAI SYSTEMS CORPORATION
                                       (Registrant)



      Date: April 28, 2003             /s/James W. Dolan
                                       -----------------------------------------
                                       James W. Dolan
                                       Chief Financial and Operating Officer
                                       (Chief Financial and Accounting Officer)

                                 EXHIBIT INDEX

      99.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Sections 3.02 and 9.06 of Sarbanes-Oxley Act of 2002

      99.2 Certification of Chief Financial Officer, James W. Dolan, as required by Sections 3.02 and 9.06 of Sarbanes-Oxley Act of 2002