Form 10-Q
period 2003-06-30
MAI SYSTEMS CORP
filed 2003-08-14
CIK 760436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                      For the period ended June 30, 2003 or

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on August 13, 2003 was $1,785,090.

The number of shares of common stock issued, outstanding and subscribed as of August 13, 2003 was 14,875,752.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             MAI SYSTEMS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                    (in thousands, except share data)
                                                                       ---------------------------
                                                                     As of December      As of June
                                                                       31, 2002           30, 2003
                                                                       ---------         ---------
ASSETS
Current assets:
Cash                                                                   $     545         $     429
Receivables, less allowance for doubtful accounts of
    $336 in 2002 and $323 in 2003                                          1,834             2,285
Inventories                                                                   60                74
Notes receivable                                                             250                --
Prepaids and other assets                                                    628               627
                                                                       ---------         ---------
       Total current assets                                                3,317             3,415
Furniture, fixtures and equipment, net                                       843               819
Intangibles, net                                                           1,823             2,242
Other assets                                                                 194               267
                                                                       ---------         ---------
       Total assets                                                    $   6,177         $   6,743
                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Current portion of long-term debt                                  $   3,289         $   3,439
    Accounts payable                                                       1,077               748
    Customer deposits                                                      1,811             1,424
    Accrued liabilities                                                    2,007             2,522
    Income taxes payable                                                      89                78
    Unearned revenue                                                       3,693             4,555
                                                                       ---------         ---------
       Total current liabilities                                          11,966            12,766
Long-term debt                                                             7,234             6,970
Other liabilities                                                          1,759             1,688
                                                                       ---------         ---------
       Total liabilities                                                  20,959            21,424
                                                                       ---------         ---------
Commitments and contingencies
Stockholders' deficiency:
    Preferred Stock, par value $0.01 per share;
       1,000,000 shares authorized, none issued and outstanding               --                --
    Common Stock, par value $0.01 per share; authorized
       24,000,000 shares; 14,675,752 and 14,875,752 shares
       issued, outstanding and subscribed at
       December 31, 2002 and  June 30, 2003, respectively                    150               152
    Additional paid-in capital                                           218,251           218,112
Accumulated other comprehensive loss
    Minimum pension liability                                               (918)             (918)
    Foreign currency translation                                             (31)                9
Unearned Compensation                                                        (91)              (72)
Accumulated deficit                                                     (232,143)         (231,964)
                                                                       ---------         ---------
       Total stockholders' deficiency                                    (14,782)          (14,681)
                                                                       ---------         ---------
Total liabilities and stockholders' deficiency                         $   6,177         $   6,743
                                                                       =========         =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (UNAUDITED)                               (UNAUDITED)
                                                          ----------------------------            ----------------------------
                                                       For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                      (in thousands, except per share data)   (in thousands, except per share data)
                                                          ----------------------------            ----------------------------
                                                            2002                2003                2002                2003
                                                          --------            --------            --------            --------
Revenue:
   Software                                               $  1,124            $  1,127            $  2,391            $  2,257
   Network and computer equipment                              134                  86                 404                 235
   Services                                                  4,230               3,539               8,425               7,446
                                                          --------            --------            --------            --------
      Total revenue                                          5,488               4,752              11,220               9,938
                                                          --------            --------            --------            --------
Direct costs:
   Software                                                    192                  52                 349                 258
   Network and computer equipment                               90                  74                 292                 165
   Services                                                  1,499               1,100               3,119               2,274
                                                          --------            --------            --------            --------
      Total direct costs                                     1,781               1,226               3,760               2,697
                                                          --------            --------            --------            --------
      Gross profit                                           3,707               3,526               7,460               7,241
Selling, general and administrative expenses                 2,322               2,438               4,382               4,969
Research and development costs                                 656                 658               1,664               1,340
Amortization of intangibles                                     45                  --                 109                  --
Other operating (income) loss                                    6                   3                   5                 (46)
                                                          --------            --------            --------            --------
      Operating income                                         678                 427               1,300                 978
Interest income                                                  1                  --                   3                   1
Interest expense                                              (388)               (292)               (775)               (642)
Other non-operating expense                                    (14)               (212)                (27)               (212)
                                                          --------            --------            --------            --------
Income (loss) from continuing operations before
  income taxes                                                 277                 (77)                501                 125
Income tax benefit (expense)                                    (5)                 (5)                 (8)                 54
                                                          --------            --------            --------            --------
Income (loss) from continuing operations                       272                 (82)                493                 179
Income from discontinued operations                             74                  --                 180                  --
                                                          --------            --------            --------            --------
      Net income (loss)                                   $    346            $    (82)           $    673            $    179
                                                          ========            ========            ========            ========
Income (loss) per share:
  Continuing Operations:
      Basic income (loss) per share                       $   0.02            $  (0.01)           $   0.04            $   0.01
                                                          ========            ========            ========            ========
      Diluted income (loss) per share                     $   0.02            $  (0.01)           $   0.04            $   0.01
                                                          ========            ========            ========            ========
  Discontinued Operations:
      Basic income per share                              $   0.01            $   0.00            $   0.01            $   0.00
                                                          ========            ========            ========            ========
      Diluted income per share                            $   0.01            $   0.00            $   0.01            $   0.00
                                                          ========            ========            ========            ========
  Net income per share:
      Basic income (loss) per share                       $   0.02            $  (0.01)           $   0.05            $   0.01
                                                          ========            ========            ========            ========
      Diluted income (loss) per share                     $   0.02            $  (0.01)           $   0.05            $   0.01
                                                          ========            ========            ========            ========
   Weighted average common shares used
   in determining income (loss) per share:
Basic                                                       13,852              14,426              13,754              14,426
                                                          ========            ========            ========            ========
Diluted                                                     14,361              14,426              14,223              14,726
                                                          ========            ========            ========            ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                For the Six Months Ended
                                                                        June 30,
                                                                     (in thousands)
                                                               --------------------------
                                                                2002               2003
                                                               -------            -------
Net cash provided by operating activities:                     $ 1,229            $   399
Cash flows used in investing activities:
     Proceeds from note receivable                                  --                250
     Capital Expenditures                                         (117)              (195)
     Capitalized software development costs                       (359)              (419)
                                                               -------            -------
Net cash used in investing  activities                            (476)              (364)
Cash flows from financing activities:
     Net decrease in line of credit                               (385)                --
     Repayments on long-term debt                                  (75)              (148)
                                                               -------            -------
Net cash used in financing activities                             (460)              (148)
                                                               -------            -------
Net cash provided by (used in) continuing operations               293               (113)
Net cash used in discontinued operations                          (264)                --
Effect of exchange rate changes on cash                            (15)                (3)
                                                               -------            -------
Net change in cash                                                  14               (116)
                                                               -------            -------
Cash at beginning of period                                      1,224                545
                                                               -------            -------
Cash at end of period                                          $ 1,238            $   429
                                                               =======            =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             MAI SYSTEMS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

Companies for which this report is filed are MAI Systems Corporation and its wholly owned subsidiaries (the "Company"). The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

2. LIQUIDITY

Although the Company has a net stockholders' deficiency of $14,646,000 and a working capital deficit of $9,316,000 (which includes subordinated debt due to CSA of $2,800,000) at June 30, 2003, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements. The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date. The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of June 30, 2003 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants. In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was not in compliance with but received waivers for the covenants as of and for the three month period ended June 30, 2003. (see note 7)

3. INVENTORIES

Inventories are summarized as follows:

                          (dollars in thousands)
                           -------------------
                        December 31,     June 30,
                           2002           2003
                           ----           ----
Finished goods              $45           $60
Replacement parts            15            14
                            ---           ---
                            $60           $74
                            ===           ===

4. PLAN OF REORGANIZATION

In connection with the Company's Chapter 11 bankruptcy proceedings in 1993, shares of Common Stock are currently being distributed by the Company to its former creditors pursuant to the Plan of Reorganization (the "Plan") as approved by United States Bankruptcy Court. The Company does not anticipate that additional shares will be issued under the plan. As of June 30, 2003, 6,758,251 shares had been issued pursuant to the Plan.

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

5. BUSINESS ACQUISITIONS

HOTEL INFORMATION SYSTEMS, INC.

Effective August 9, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Hotel Information Systems, Inc. ("HIS") pursuant to an asset purchase agreement dated June 30, 1996 (as amended July 10, 1996) for 1,179,000 unregistered shares of the Company's common stock valued at $10,900,000. The net assets acquired from HIS are used in the business of software design, engineering and service relating to hotel information systems. The net assets also included subsidiaries of HIS in Singapore, Hong Kong and Mexico. The acquisition of HIS has been accounted for by the purchase method of accounting. The total purchase price for HIS was $21,373,000, which included net liabilities assumed of HIS of $7,873,000 and acquisition costs of approximately $2,600,000.

During 1996, the Company entered into arbitration proceedings regarding the purchase price of HIS. The Company placed approximately 1,100,000 shares of Common Stock issued in connection with the acquisition of HIS in an escrow account to be released in whole, or in part, upon final resolution of post closing adjustments.

In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings. As a result, goodwill was reduced by $931,000 and approximately 100,650 shares were required to be released from the escrow account and returned to the Company (this has not occurred as of June 30, 2003). In addition, the Company had further claims against HIS relating to legal costs and certain disbursements inappropriately made by HIS prior to the closing estimated at $650,000. The Company was required, as needed, pursuant to the asset purchase agreement and related documents, to issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share. This adjustment applied to a maximum of 73,466 shares of Common Stock. As of June 30, 2003, the fair market value of the Company's common stock was $0.15 per share, which would result in approximately 5,744,316 additional shares being issued. Also, included in the escrow account at December 31, 2002 are 200,000 shares of the Company's common stock, which do not have a guarantee of value.

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

6. BUSINESS DIVESTITURES

GAMING SYSTEMS INTERNATIONAL

On June 19, 1999, the Company sold Gaming Systems International ("GSI") for an amount in excess of the book value of net assets sold. Assets sold of approximately $3,749,000 consisted of accounts receivable of $1,514,000, inventories of $364,000, furniture, fixtures and equipment of $218,000, intangible assets of $1,573,000 and prepaid expenses of $80,000. Liabilities assumed by the buyer consisted of accounts payable and accrued liabilities of $197,000, deposits of $100,000, unearned revenue of $351,000 and long-term debt of $446,000. The Company received three promissory notes totaling $4,925,000 with face values of $1,100,000, $1,500,000 and $2,325,000, respectively.
Interest was paid monthly at the rate of 10% per annum on both the $1,100,000 and $1,500,000 notes, with the principal due and payable on June 19, 2001 and June 19, 2003, respectively. A third party guaranteed the $1,100,000 promissory note. Principal payments and interest, at prime plus 1%, was to commence for the $2,325,000 promissory note on October 1, 2002 in 48 monthly installments of approximately $48,000 of principal, plus accrued interest.

Imputing interest at a rate of 10%, the present value of the $2,325,000 promissory note at the date of sale was $1,682,000, which resulted in a combined carrying value of $4,282,000 for all three promissory notes. The gain on sale of $1,227,000 had been deferred until collection of the proceeds representing the gain can be assured. As of December 31, 2000, the Notes were held for sale and were written down to an amount, which approximated their estimated net realizable value of $2,700,000.

On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconvened 100% of the Common Stock of GSI to the Company. For the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of cash receipts from the third party, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI. The payment terms under the Agreement required a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment, which was received in December 2001. The Company also received a secured promissory note in the amount of $750,000, of which $500,000 was received in December 2002 and $250,000 in January 2003. The third party was also required to pay an additional $250,000 subject to a maximum $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement, which, as part of the settlement, in January 2003 the Company received $46,000. Due to the uncertainty of collecting the unsecured amount of $250,000, gain recognition on that part of the proceeds was deferred until collection was assured. The Company recorded a gain on the sale of GSI of $245,000 in the fourth quarter of 2001.

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

MAI CANADA

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations, including all legacy divisions, to the management of this subsidiary pursuant to a stock purchase agreement. In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and installs the Company's hospitality products in Canada. The sale resulted in a loss of approximately $630,000, which is included in the loss on disposal of discontinued operations. Prior to the sale, the Canadian operations incurred a net income of $106,000 and $174,000 for the three-month and six-month period ended June 30, 2002, respectively.

PROCESS MANUFACTURING

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000. The sale resulted in a loss of approximately $391,000, which is included in the loss on disposal of discontinued operations. Prior to the sale, Process Manufacturing operations incurred a net loss of $26,787 and $12,211 for the three-month and six-month period ended June 30, 2002.

7. LINE OF CREDIT AND BRIDGE LOAN AND LONG TERM DEBT

LINE OF CREDIT & BRIDGE LOAN

On July 28, 1999, the Company obtained a Bridge Loan from Coast Business Credit ("Coast") in the amount of $2,000,000. The Bridge Loan originally bore interest at prime plus 5% (prime plus 8% when default interest rates apply). Loan origination fees of $75,000 paid to Coast in connection with the Bridge Loan were amortized to interest expense over the term of the loan. During the first quarter of 2001, the remaining balance of the Bridge Loan was repaid in full. In April 1998, the Company negotiated a $5,000,000 secured revolving credit facility with Coast. The availability of this facility was based on a calculation using a rolling average of certain cash collections. The facility is secured by all assets, including intellectual property of the Company, and bore interest at prime plus 4.5% and was due to expire on April 30, 2003. The credit facility was amended to allow for aggregate borrowings on an interest only basis under the credit facility not to exceed $3,360,000. In connection with the amendment, the Company agreed to pay Coast a fee of $300,000 ("Loan Fee") in weekly installments of $35,000 commencing after the Bridge Loan was paid in full. The Loan Fee was fully paid by April 23, 2001. The Loan Fee of $300,000 is classified in prepaid and other current assets and was being amortized to interest expense over the original term of the facility. The loan fee was fully amortized in the first quarter of 2003.

On January 13, 2003, the Company re-negotiated the terms of the credit facility whereby the outstanding balance of $1,828,000. As of that date was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003. The new term loan matures on February 28, 2005, at which time all remaining principal and accrued interest is due and payable. The Company will also be required to pay Coast additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003. For the three-months ended June 30, 2003, there are no additional principal payments required under the EBITDA-based formula. The consolidated balance sheet as of December 31, 2002 and June 30, 2003 reflects the re-class of the secured revolving credit facility to a term loan.

On February 7, 2003, the Federal Deposit Insurance Corporation ("FDIC") put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast's assets for sale to third parties. On May 15, 2003, the loan was sold to Wamco 31, Ltd. (Wamco). This sale of the loan by the FDIC did not change any of the terms of the Company's loan agreement.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to
l.00 and minimum debt service coverage ratio of 0.90 to l.00 which commence as of and for the three-month period ended March 31, 2003. The minimum quick ratio increases to 0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was not in compliance with but received waivers for the covenants as of and for the three month period ended June 30, 2003.

LONG-TERM DEBT

In March 1997, the Company issued $6,000,000 of 11% subordinated notes payable due in 2004 to an investment fund managed by Canyon Capital Management LP ("Canyon"). In September 1997, this indebtedness was reduced to $5,250,000 through application of a portion of the proceeds realized from the exercise of warrants by Canyon. The notes called for semi-annual interest payments.

The Company and Canyon subsequently entered into a forbearance agreement providing that the Company pays Canyon weekly interest payments of $12,500 effective January 1, 2000. In addition, the Company executed a security agreement, which provided Canyon with a lien on all of the Company's tangible and intangible property, which lien is junior to the lien granted to Wamco.

On April 13, 2000, the Company entered into an agreement with Canyon, waiving all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500. On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable. As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal. The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 at December 31, 2002 and June 30, 2003.

On January 13, 2003, the Company modified the terms of its agreement with Canyon, whereby the Company is required to make monthly payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term. Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula. Additionally, the Company will issue to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and one million warrants at an exercise price of $0.40 per share valued at $ 42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years). The $62,000 is being amortized to interest expense over the term of the modified note.

In connection with a settlement agreement with CSA, the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company's assets, which is subordinate to Wamco and Canyon, accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt to CSA was $2,800,000 at December 31, 2002 and June 30, 2003.

The agreement with CSA was amended whereby the Company shall be required to pay the required payments under the subordinated note unless and until it paid $1 million by December 31, 2002. Upon payment of the $1 million, contractual payments under the subordinated note would have ceased until a final payment in the amount of $400,000 is paid by February 28, 2003. If the Company did not make all of the modified payments to CSA, the subordinated note will revert back to its original terms. The Company did not make the modified payment and have not made any payments since September 2002. Under the terms of the subordination agreement between Wamco, Canyon and CSA, the Company is not allowed to make any principal or interest payments to CSA until the Wamco and Canyon debt, including any accrued interest, is repaid in full or the CSA debt is restructured and approved by Wamco and Canyon. The Company is currently in negotiations with CSA to restructure the terms of the subordinated notes including extending its maturity date. There can be no assurance that CSA and MAI will come to terms on a restructuring or that Wamco and Canyon will ultimately approve the terms of the restructuring. In the event that the Company is unable to meet the required payments to its primary lenders or meet its payment obligations to its other secured creditors, they are entitled to exercise certain rights under the respective agreements the Company has with them, including but not limited to, foreclosing on all of the Company's tangible and intangible assets. Such action would have a substantial adverse effect on our ability to continue as a going concern. The CSA debt is shown as current.

CSA has not formally notified the Company of its default. As of December 31, 2002 and June 30, 2003, accrued interest relating to the CSA subordinated debt was $408,000 and $572,000 respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Under SFAS No. 123, compensation cost is recognized for the fair value of the restricted stock awarded, which is its fair market value without restrictions at the date of grant, which was $0.25 per share. The total market value of the shares of $153,125 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule through March 2005. The unamortized balance as of June 30, 2003 is $72,000.

9. PREFERRED STOCK

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

10. INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill and capitalized software. Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, ("SFAS No. 142") which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives. The Company determined that there was no impairment upon adoption. Such assets are not to be amortized until their lives are determined to be finite. However, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At June 30, 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Goodwill and capitalized software as of December 31, 2002 and June 30, 2003 are as follows:

                                    (dollars in thousands)
                                    -----------------------
                                  December 31,       June 30,
                                     2002             2003
                                    ------           ------
Goodwill                            $  962           $  962
Accumulated amortization                --               --
                                    ------           ------
Goodwill, net                          962              962
                                    ------           ------
Capitalized software                   861            1,280
Accumulated amortization                --               --
                                    ------           ------
Capitalized software, net              861            1,280
                                    ------           ------
          Total                     $1,823           $2,242
                                    ======           ======

The Company's weighted average amortization period for capitalized software is expected to be three years. The following table shows the estimated amortization expense for these assets for each of the five succeeding years:

    Year Ending December 31,
    ------------------------
        (in thousands)
2003                    $   --
2004                       427
2005                       427
2006                       426
2007                        --
2008                        --
                        ------
                        $1,280
                        ======

11. INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

                                                        For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                           ------------------------------            -------------------------
                                                             2002                2003                 2002              2003
                                                           -------           ------------            -------           -------
                                                        (in thousands except per share data)   (in thousands except per share data)
Numerator:
   Numerator for basic and diluted earnings
   (loss) per share - net income (loss)                    $   346           $        (82)           $   673           $   179
                                                           =======           ============            =======           =======
Denominator:
   Denominator for basic earnings (loss) per share-
   weighted average number of Common
   shares outstanding during the period                     13,852                 14,426             13,754            14,426

   Incremental common shares attributable to
   exercise of outstanding shares                              509                     --                469               300
                                                           -------           ------------            -------           -------

   Denominator for diluted earnings (loss) per
   per share                                                14,361                 14,426             14,223            14,726
                                                           =======           ============            =======           =======
Basic earnings (loss) per share                            $  0.02           $      (0.01)           $  0.05           $  0.01
                                                           =======           ============            =======           =======
Diluted earnings (loss) per share                          $  0.02           $      (0.01)           $  0.05           $  0.01
                                                           =======           ============            =======           =======

The number of anti-dilutive options and warrants that were excluded from the computation of incremental common shares were 1,975,772 and 3,508,605 for the six month period ended June 30, 2002 and 2003, respectively.

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

At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for the three-month periods ended June 30, 2002 and 2003, consistent with the provisions of FAS No. 123, the Company's net income (loss) and net income (loss) per share would have decreased. The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

                                                                     For the three-months              For the six-months
                                                                         ended June 30,                  ended June 30,
                                                                    -----------------------         -----------------------
                                                                    (in thousands, except per        (in thousands, except
                                                                           share data)                  per share data)
                                                                     2002            2003            2002            2003
                                                                    -------         -------         -------         -------
Net income (loss):
As reported                                                         $   346         $   (82)        $   673         $   179
    Add: Stock-based employee compensation expense recorded              --              --              --              --
    Less:  Stock based employee compensation expense
    determined under fair value calculations                            (33)            (33)            (66)            (66)
                                                                    -------         -------         -------         -------
Pro forma                                                           $   313         $  (115)        $   607         $   113
                                                                    =======         =======         =======         =======
Basic income (loss) per share:
As reported                                                         $  0.02         $ (0.01)        $  0.05         $  0.01
    Add: Stock-based employee compensation expense recorded              --              --              --              --
    Less:  Stock based employee compensation expense
    determined under fair value calculations                             --              --              --              --
                                                                    -------         -------         -------         -------
Pro forma                                                           $  0.02         $ (0.01)        $  0.05         $  0.01
                                                                    =======         =======         =======         =======
 Diluted income (loss) per share:
 As reported                                                        $  0.02         $ (0.01)        $  0.05         $  0.01
     Add: Stock-based employee compensation expense recorded             --              --              --              --
     Less:  Stock based employee compensation expense
     determined under fair value calculations                            --              --              --              --
                                                                    -------         -------         -------         -------
 Pro forma                                                          $  0.02         $ (0.01)        $  0.05         $  0.01
                                                                    =======         =======         =======         =======

13. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

At June 30, 2003, there was only one material claim to be settled regarding the Company's Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in equal monthly installments over a period of six (6) years from the settlement date at an interest rate of 6%.

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

Cher-Ae Heights Indian Community

A lawsuit was filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation (Logix). Now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement. On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000.

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

14. COMPREHENSIVE INCOME

The following table summarizes components of comprehensive income:

                                                 For The Three Months Ended    For The Six Months Ended
                                                          June 30,                    June 30,
                                                    -------------------         -------------------
                                                    2002          2003          2002          2003
                                                    -----         -----         -----         -----
Net income (loss)                                   $ 346         $ (82)        $ 673         $ 179
Change in cumulative translation adjustments          (92)           40           (90)           39
                                                    -----         -----         -----         -----
Comprehensive income (loss)                         $ 254         $ (42)        $ 583         $ 218
                                                    =====         =====         =====         =====

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

However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that the Company cease amortization of goodwill and all intangible assets having indefinite useful economic lives. Such assets are not to be amortized until their lives are determined to be finite. However, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

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

The Company capitalized $359,000 and $419,000 for the six-month period ended June 30, 2002 and 2003, respectively for software development costs relating to its new N-Tier, Internet-native corporate application suite of products written in java. Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized.

Reclassifications

Certain prior year amounts have been reclassed to conform with the 2003 presentation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, working capital decreased from a working capital deficiency of $8,649,000 at December 31, 2002 to a working capital deficiency of $9,316,000. Excluding unearned revenue of $4,555,000, the Company's working capital deficiency at June 30, 2003 would be $4,796,000. Excluding unearned revenue of $3,693,000, the Company's working capital deficiency at December 31, 2002 would be $4,956,000. Excluding unearned revenue, the decrease in the working capital deficiency of $160,000 was primarily attributable to increase in net accounts receivable of $451,000 and decreases in accounts payable of $329,000, customer deposits of $387,000 offset by decreases in cash of $116,000, note receivable of $250,000 and increases in current portion of long term debt of $150,000 and accrued liabilities of $515,000.

Net cash used in investing activities for the period ended June 30, 2003 totaled $364,000, which is comprised of capital expenditures of $195,000 and capitalized software of $419,000 offset by proceeds from note receivable of $250,000.

Net cash used in financing activities for the period ended June 30, 2003 totaled $148,000, which represents repayments on long-term debt. On January 13, 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2005. In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through February 28, 2005, at which time it will convert to a term loan to be amortized over a three years period. The restructured debt, pursuant to the original intercreditor agreement between Canyon and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.30 to l.00 and minimum debt service coverage ratio of 0.90 to l.00 which commence as of and for the three-month period ended June 30, 2003. The minimum quick ratio increases to
0.31 to 1.00 as of June 30, 2003 and September 30, 2003 and to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter. The minimum debt coverage ratio increases to 1.10 to 1.00 for the three-month period ending June 30, 2003 and to 1.25 to 1.00 for the three-month period ending September 30, 2003 and for each and every fiscal quarter thereafter. In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was not in compliance with but received waivers for the covenants as of and for the three month period ended June 30, 2003.

Stockholders' deficiency decreased from $14,782,000 at December 31, 2002 to $14,646,000 at June 30, 2003, mainly as a result of net income of $214,000, the issuance of common stock and warrants to Canyon Capital valued at $62,000, and amortization of unearned compensation of $20,000 offset by a reduction in additional paid-in capital of $199,000 relating to the issuance of $149,000 of debt and $50,000 of cash to satisfy a legal settlement (see note 5).

Although the Company has a net stockholders' deficiency of $14,646,000 and a working capital deficit of $9,316,000. (which includes subordinated debt due to CSA of $2,800,000) at June 30, 2003, the Company believes it will generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements. The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date. The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of June 30, 2003 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations. There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's obligations and commitments as of June 30, 2003:

                                                            Payments Due by Period (in thousands)
                                  ---------------------------------------------------------------------------------------
                                                     Less Than
Contractual Cash Obligations       Total              1 Year             1-3 Years           4-5 Years         After 5 Years
                                  -------             -------             -------             -------             -------
Long-Term Debt                    $10,409             $ 3,439             $ 3,425             $ 3,293             $   252
Operating Leases                    2,028                 622                 982                 331                  93
Consulting Agreements                 336                 336                  --                  --                  --
                                  -------             -------             -------             -------             -------
                                  $12,773             $ 4,397             $ 4,407             $ 3,624             $   345
                                  =======             =======             =======             =======             =======

                              RESULTS OF OPERATIONS

 Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003

                                                                      Percentage of                          Percentage of
                                                     June 30, 2002       Revenue          June 30, 2003         Revenue
                                                     -------------       -------          -------------         -------
                                                     (in thousands)                       (in thousands)
Revenue:                                                $ 5,488            100.0%            $ 4,752             100.0%
Gross profit                                              3,707             67.5%              3,526              74.2%
Selling, general and administrative expenses              2,322             42.3%              2,438              51.3%
Research and development costs                              656             12.0%                658              13.9%
Amortization of intangibles                                  45              0.8%                 --                --
Other operating expense                                       6              0.1%                  3               0.1%
Interest expense, net                                       387              7.1%                292               6.2%
Other non-operating expense                                  14              0.3%                212               4.5%
Income tax expense                                            5              0.1%                  5               0.1%
Income from discontinued operations                          74              1.3%                 --                --
Net income (loss)                                       $   346              6.3%            $   (82)             (1.7)%

Revenue for 2003 was $ 4,752,000 compared to $5,488,000 in 2002 or a 13%
decrease. Revenue decreased $736,000 in 2003, as a result of decreased professional services and maintenance services mainly due to decreased capital spending on information technology in 2003 mainly due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

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

Gross profit for 2003 decreased to $3,526,000 from $3,707,000 in 2002. The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues which was offset by the Company's cost reductions during the period.

Selling, general and administrative expenses ("SG&A") increased from $2,322,000 in 2002 to $2,438,000 in 2003. The increase is mainly due to an increase in selling and marketing expenses for trade shows, advertisement and travel as the Company continues to actively and aggressively market its newly developed enterprise suite of applications and services.

Research and development costs increased from $656,000 in 2002 to $658,000 in 2003. The Company capitalized $359,000 and $190,000 of software development costs in 2002 and 2003, respectively, associated with the Company's product development of its new internet native suite of applications.

The decrease in amortization of intangibles in 2003 versus the comparable period of 2002 is due to the fact that the Company amortized $ 45,000 of software development costs in 2002 relating to costs capitalized in 1999. These costs were fully amortized during 2002.

Net interest expense was $387,000 in 2002 compared to $292,000 in 2003. The decrease is due to lower balances of interest bearing debt during 2003 as compared to 2002

Other non-operating expense increased from $14,000 in 2002 to $212,000 in 2003. Non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations.

Results from discontinued operations were $74,000 in 2002. Results from discontinued operations in 2003 were $0 as all entities held for sale were sold in the fourth quarter of 2002.

   Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003

                                                                         Percentage of                           Percentage of
                                                     June 30, 2002          Revenue         June 30, 2003           Revenue
                                                     -------------          -------         -------------           -------
                                                     (in thousands)                         (in thousands)
Revenue                                                 $11,220              100.0%            $ 9,938               100.0%
Gross profit                                              7,460               66.5%              7,241                72.9%
Selling, general and administrative expenses              4,382               39.1%              4,969                50.0%
Research and development costs                            1,664               14.8%              1,340                13.5%
Amortization of intangibles                                 109                1.0%                 --                --
Other operating expense (income)                              5                0.1%                (46)               (0.5)%
Interest expense, net                                       772                6.9%                641                 6.4%
Other non-operating expense                                  27                0.2%                212                 2.1%
Income tax expense (benefit)                                  8                0.1%                (54)               (0.5)%
Income from discontinued operations                         180                1.6%                 --                --
Net income                                              $   673                6.0%            $   179                 1.8%

Revenue for 2003 was $9,938,000 compared to $11,220,000 in 2002 or a 11.4%
decrease. Revenue decreased $1,282,000 in 2003, as a result of decreased professional services and maintenance services mainly due to decreased capital spending on information technology in 2003 due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

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

Revenue in our Asian operations increased from $1,031,000 in 2002 to $1,348,000 in 2003 as a result of its acquisition of HSS in June 2002 (see note 5) which allowed the Company to expand its operations in the Asian marketplace, strengthen its management team in the territory and create new opportunities for its new enterprise capable suite of products.

Gross profit for 2003 decreased to $7,241,000 from $7,460,000 in 2002. The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues which was offset by the Company's cost reductions during the period.

Selling, general and administrative expenses ("SG&A") increased from $4,382,000 in 2002 to $4,969,000 in 2003. The increase is mainly due to an increase in selling and marketing expenses for trade shows, advertisement and travel as the Company continues to actively and aggressively market its newly developed enterprise suite of applications and services.

Research and development costs decreased from $1,664,000 in 2002 to $1,340,000 in 2003. The decrease is due to the capitalization of $359,000 and $419,000 of software development costs in 2002 and 2003, respectively, associated with the Company's product development of its new internet native suite of applications. The decrease is also due to a decrease in headcount associated with the Company's focus on reducing costs.

Other operating expense (income) was $5,000 in 2002 and ($46,000) in 2003. Other operating income in 2003 is due to receipt of approximately $46,000 of cash resulting from a legal settlement.

The decrease in amortization of intangibles in 2003 versus the comparable period of 2002 is due to the fact that the Company amortized $109,000 of software development costs in 2002 relating to costs capitalized in 1999. These costs were fully amortized during 2002.

Net interest expense was $772,000 in 2002 compared to $641,000 in 2003. The decrease is due to lower balances of interest bearing debt during 2003 as compared to 2002

Other non-operating expense increased from $27,000 in 2002 to $212,000 in 2003. Non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations.

The income tax provision (benefit) only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward. The income tax benefit in 2003 is due to the Company recording a domestic income tax receivable during the period to recover taxes previously paid.

Results from discontinued operations was $180,000 in 2002. Results from discontinued operations in 2003 was $0 as all entities held for sale were sold in the fourth quarter of 2002.

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

INTEREST RATE SENSITIVITY

Of our $10.4 million principal amount of indebtedness at June 30, 2003, none bears interest at a variable rate. However, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10%, $1.6 million bears interest at 9.25% and $0.3 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have no exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

FOREIGN CURRENCY RISK

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended June 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

At June 30, 2003, there was only one material claim to be settled regarding the Company's Chapter 11 proceedings, a tax claim with the United States Internal Revenue Service (the "Service"). The amount of this claim is in dispute. The Company has reserved $712,000 for settlement of this claim, which it is anticipated would be payable to the Service in

CSA Private Limited

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

Cher-Ae Heights Indian Community

A lawsuit was filed by Cher-Ae Heights Indian Community ("Cher-Ae Heights") against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company's formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes ("MIS"), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement. On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000 (see note 5)

Logix Development Corporation

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

      (d) None

ITEM 5. OTHER INFORMATION

      (a) None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      31.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 3.02 of Sarbane-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer, James W. Dolan, as required by Section 3.02 of Sarbane-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002

      (b)   Reports on Form 8K

            Filed May 2, 2003

            Filed April 30, 2003

            Filed April 24, 2003

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAI SYSTEMS CORPORATION
                                        (Registrant)

Date: August 14, 2003             By:   /s/James W. Dolan
                                      ------------------------------------------
                                        James W. Dolan
                                        Chief Financial and Operating Officer
                                        (Chief Financial and Accounting Officer)

                                 EXHIBIT INDEX

31.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2  Certification of Chief Financial Officer, James W. Dolan, as required by
      Section 3.02 of Sarbane-Oxley Act of 2002

32.1 Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002

32.2  Certification of Chief Financial Officer, James W. Dolan, as required by
      Section 9.06 of Sarbane-Oxley Act of 2002