Form 10-Q
period 2003-09-30
MAI SYSTEMS CORP
filed 2003-11-06
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2003 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission file number: 1-9158

MAI Systems Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2554549
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26110 Enterprise Way, Lake Forest, CA 92630
Address of principal executive offices

Registrant’s telephone number including area code (949) 598-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on  October 20, 2003 was $1,487,575.

The number of shares of common stock issued, outstanding and subscribed as of October 20, 2003 was 14,875,752.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	As of December 31, 2002	As of September 30,2003 (unaudited)

ASSETS

Current assets:
Cash	$545	$161
Receivables, less allowance for doubtful accounts of $336 in 2002 and $338 in 2003	1,834	1,715
Inventories	60	77
Notes receivable	250	—
Prepaids and other assets	628	618

Total current assets	3,317	2,571

Furniture, fixtures and equipment, net	843	821
Intangibles, net	1,823	2,601
Other assets	194	44

Total assets	$6,177	$6,037

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of long-term debt	$3,289	$3,506
Accounts payable	1,077	864
Customer deposits	1,811	1,963
Accrued liabilities	2,007	2,466
Income taxes payable	89	87
Unearned revenue	3,693	3,483

Total current liabilities	11,966	12,369

Long-term debt	7,234	7,193
Other liabilities	1,759	1,026

Total liabilities	20,959	20,588

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 14,675,752 and 14,875,752 shares issued,outstanding and subscribed at December 31, 2002 and September 30, 2003, respectively.	150	152
Additional paid-in capital	218,251	218,112
Accumulated other comprehensive loss:
Minimum pension liability	(918)	(918)
Foreign currency translation	(31)	(2)
Unearned Compensation	(91)	(62)
Accumulated deficit	(232,143)	(231,833)

Total stockholders’ deficiency	(14,782)	(14,551)

Total liabilities and stockholders’ deficiency	$6,177	$6,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2002	2003	2002	2003
Revenue:
Software	$1,396	$842	$3,787	$3,098
Network and computer equipment	328	104	731	339
Services	3,987	3,868	12,413	11,315
Total revenue	5,711	4,814	16,931	14,752

Direct costs:
Software	158	167	507	425
Network and computer equipment	276	73	569	238
Services	1,366	1,109	4,485	3,384
Total direct costs	1,800	1,349	5,561	4,047

Gross profit	3,911	3,465	11,370	10,705

Selling, general and administrative expenses	2,404	2,307	6,787	7,277
Research and development costs	797	764	2,461	2,104
Amortization of intangibles	25	—	134	—
Other operating (income) loss	232	(134)	237	(181)

Operating income	453	528	1,751	1,505

Interest income	1	—	4	1
Interest expense	(372)	(286)	(1,146)	(928)
Other non-operating expense	(14)	(98)	(41)	(309)

Income from continuing operations before income taxes	68	144	568	269
Income tax benefit (expense)	(8)	(12)	(16)	41
Income from continuing operations	60	132	552	310

Loss from discontinued operations	(223)	—	(43)	—

Net income (loss)	$(163)	$132	$509	$310

Income (loss) per share:

Continuing Operations:
Basic income per share	$0.00	$0.01	$0.04	$0.02
Diluted income per share	$0.00	$0.01	$0.04	$0.02

Discontinued Operations:
Basic income (loss) per share	$(0.01)	$0.00	$0.00	$0.00
Diluted income (loss) per share	$(0.01)	$0.00	$0.00	$0.00

Net income per share:

Basic income (loss) per share	$(0.01)	$0.01	$0.04	$0.02
Diluted income (loss) per share	$(0.01)	$0.01	$0.04	$0.02

Weighted average common shares used in determining income (loss) per share:

Basic	14,119	14,575	13,876	14,525
Diluted	14,569	14,875	14,326	14,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	(in thousands)
	2002	2003

Net cash provided by operating activities:	$1,933	$619

Cash flows used in investing activities:
Proceeds from note receivable	—	250
Capital expenditures	(128)	(240)
Acquisition of unconsolidated subsidiary	—	(79)
Capitalized software development costs	(615)	(619)
Net cash used in investing activities	(743)	(688)

Cash flows from financing activities:
Net decrease in line of credit	(280)	—
Repayments on long-term debt	(89)	(312)
Net cash used in financing activities	(369)	(312)

Net cash provided by (used in) continuing operations	821	(381)

Net cash used in discontinued operations	(1,487)	—

Effect of exchange rate changes on cash	(13)	(3)

Net change in cash	(679)	(384)

Cash at beginning of period	1,224	545

Cash at end of period	$545	$161

See note 5 for disclosure on non -cash transactions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

Notes to Condensed Consolidated Financial Statements

Three Months ended September 30, 2003

(Unaudited)

1.                                      Basis of Presentation

Companies for which this report is filed are MAI Systems Corporation and its wholly owned subsidiaries (the “Company”).  The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and these financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the SEC.

2.                                      Liquidity

Although the Company has a net stockholders’ deficiency of $14,551,000 and a working capital deficit of $9,798,000 (which includes subordinated debt due to CSA of $2,800,000, see note 7) at September 30, 2003, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements.  The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date.  The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of September 30, 2003 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was not in compliance with but received a waiver for one of its covenants as of and for the three month period ended September 30, 2003 (see note 7).  There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to change such covenants, but there is no assurance that the Company will be able to successfully change the covenants.

3.                                      Inventories

Inventories are summarized as follows:

	(dollars in thousands)
	December 31, 2002	September 30, 2003

Finished goods	$45	$63
Replacement parts	15	14

	$60	$77

4.                                      Plan of Reorganization

In connection with the Company’s Chapter 11 bankruptcy proceedings in 1993, shares of Common Stock are currently being distributed by the Company to its former creditors pursuant to the Plan of Reorganization (the “Plan”) as approved by United States Bankruptcy Court.  The Company does not anticipate that additional shares will be issued under the plan.  As of September 30, 2003, 6,758,251 shares had been issued pursuant to the Plan.

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

In November 1997, the purchase price for the acquisition of HIS was reduced by $931,000 pursuant to arbitration proceedings.  As a result, goodwill was reduced by $931,000 and approximately 100,650 shares were required to be released from the escrow account and returned to the Company (this has not occurred as of September 30, 2003).  In addition, the Company had further claims against HIS relating to legal costs and certain disbursements inappropriately made by HIS prior to the closing estimated at $650,000.  The Company was required, as needed, pursuant to the asset purchase agreement and related documents, to issue additional shares of Common Stock in order that the recipients ultimately receive shares worth a fair value of $9.25 per share.  This adjustment applied to a maximum of 73,466 shares of Common Stock.  As of September 30, 2003, the fair market value of the Company’s common stock was $0.09 per share, which would have resulted in approximately 5,755,453 additional shares being issued.  Also, included in the escrow account at December 31, 2002 are 200,000 shares of the Company’s common stock, which do not have a guarantee of value.

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

Imputing interest at 11%, the present value of the $175,000 promissory note at the date of the settlement was $149,000.  The Company recorded the present value of this debt issuance and the $50,000 cash payment as a reduction to additional paid-in capital.

Hospitality Services & Solutions

On June 23, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of Hospitality Services & Solutions (“HSS”) including a 35% ownership in AMDB – HIS (“AMDB”) pursuant to a stock purchase agreement for 100,000 shares of common stock valued at $32,000 (the quoted market price of the common stock at the time the terms were agreed), and $75,000 in cash.  Additionally, the shareholders of HSS received a 20% minority interest in the Company’s combined operations in Asia. HSS was acquired for the Company to expand its operations in the Asian marketplace, strengthen its management team in the territory and create new opportunities for its new enterprise capable suite of products.  The net assets acquired from HSS are used in the business of software design, engineering and service relating to hotel information systems.  The net assets also include subsidiaries of HSS in Malaysia, Singapore and Thailand.  The Company recorded $297,000 of goodwill (deductible for tax purposes) in connection with the acquisition of HSS.  Pro forma results of operations as if this acquisition had occurred at the beginning of 2001 and 2002 are not shown because its impact would have been immaterial.

Included in the acquired assets of HSS was a 35% interest in AMDB, an online reservation service, originally purchased by HSS for $66,000.  On February 20, 2003, the Company entered into an agreement whereby it acquired the remaining 65% for $79,000 payable over 6 month installments.  The net liabilites of $15,000 acquired are used to support an online reservation service related to hotel information systems.  The Company recorded $160,000 of goodwill in connection with the acquisition of AMDB.  Pro forma results of operations as if this acquisition had occurred at the beginning of 2002 and 2003 are not shown because its impact would have been immaterial.

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

MAI Canada

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations, including all legacy divisions, to the management of this subsidiary pursuant to a stock purchase agreement.  In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and installs the Company’s hospitality products in Canada.  The sale resulted in a loss of approximately $630,000, which is included in the loss on disposal of discontinued operations.  Prior to the sale, the Canadian operations incurred a net income of $5,000 and $178,000 for the three-month and nine-month periods ended September 30, 2002, respectively.

Process Manufacturing

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000.  The sale resulted in a loss of approximately $391,000, which is included in the loss on disposal of discontinued operations.  Prior to the sale, Process Manufacturing operations incurred a net loss of $203,000 and  $215,000 for the three-month and nine-month periods ended September 30, 2002.

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

On January 13, 2003, the Company re-negotiated the terms of the credit facility whereby the outstanding balance of $1,828,000. As of that date was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003.  The new term loan matures on February 28, 2005, at which time all remaining principal and accrued interest is due and payable.  The Company will also be required to pay Coast additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the three-months ended September 30, 2003, there are no additional principal payments required under the EBITDA-based formula.  The consolidated balance sheet as of December 31, 2002 and September 30, 2003 reflects the re-class of the secured revolving credit facility to a term loan.

On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast’s assets for sale to third parties.  On May 15, 2003, the loan was sold to Wamco 31, Ltd. (Wamco).  This sale of the loan by the FDIC did not change any of the terms of the Company’s loan agreement.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.31 to l.00 and minimum debt service coverage ratio of 1.25 to l.00 for the three-month period ended September 30, 2003.  The minimum quick ratio increases to .34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was not in compliance with its minimum quick ratio but received a waiver for such covenant as of and for the three month period ended September 30, 2003.  There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to change such covenants, but there is no assurance that the Company will be able to successfully change the covenants.

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

On April 13, 2000, the Company entered into an agreement with Canyon, waiving all existing events of default, accelerated the maturity date to March 3, 2003 and provided for continued weekly interest payments of $12,500.  On January 31, 2001, the Company entered into an agreement with Canyon whereby the specified accrued interest of $431,000 was added to the principal balance of the subordinated notes payable.  As part of this agreement, the Company also agreed to pay Canyon an additional $79,000 loan fee, of which $29,000 was added to principal.  The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 at December 31, 2002 and September 30, 2003.

On January 13, 2003, the Company modified the terms of its agreement with Canyon, whereby the Company is required to make monthly payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term.  Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  Additionally, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $ 42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.

In connection with a settlement agreement with CSA, the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company’s assets, which is subordinate to Wamco and Canyon,  accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt to CSA was $2,800,000 at December 31, 2002 and September 30, 2003.

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

CSA has not formally notified the Company of its default.  As of December 31, 2002 and September 30, 2003, accrued interest relating to the CSA subordinated debt was $408,000 and $657,000 respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Under SFAS No. 123, compensation cost is recognized for the fair value of the restricted stock awarded, which is its fair market value without restrictions at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,125 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule through March 2005.  The unamortized balance as of September 30, 2003 is $62,000.

9.                                      Preferred Stock

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

10.                               Intangible Assets

Intangible assets consist primarily of goodwill and capitalized software.  Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years.  However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, (“SFAS No. 142”) which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives.  The Company determined that there was no impairment upon adoption. Such assets are not to be amortized until their lives are determined to be finite. However, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  The Company will evaluate its goodwill as of December 31, 2003 and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Goodwill and capitalized software as of December 31, 2002 and September 30, 2003 are as follows:

	(dollars in thousands)
	December 31, 2002	September 30, 2003

Goodwill	$962	$1,121
Accumulated amortization	—	—
Goodwill, net	962	1,121

Capitalized software	861	1,480
Accumulated amortization	—	—
Capitalized software, net	861	1,480

Total	$1,823	$2,601

The Company’s weighted average amortization period for capitalized software is expected to be three years.  The following table shows the estimated amortization expense for these assets for each of the five succeeding years:

Year Ending December 31,

(in thousands)

2003	$—
2004	493
2005	493
2006	494
2007	—
2008	—
$1,480

11.                               Income (Loss) Per Share of Common Stock

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands except per share data)		(in thousands except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share – net income (loss)	$(163)	$132	$509	$310

Denominator:
Denominator for basic earnings (loss) per share weighted average number of Common shares outstanding during the period	14,119	14,575	13,876	14,525

Incremental common shares attributable to exercise of outstanding shares	450	300	450	300

Denominator for diluted earnings (loss) per share	14,569	14,875	14,326	14,825

Basic earnings (loss) per share	$(0.01)	$0.01	$0.04	$0.02
Diluted earnings (loss) per share	$(0.01)	$0.01	$0.04	$0.02

The number of anti-dilutive options and warrants that were excluded from the computation of incremental common shares were 2,667,272 and 3,041,500 for the nine month period ended September 30, 2002 and 2003, respectively.

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

At September 30, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three-month periods ended September 30, 2002 and 2003, consistent with the provisions of FAS No. 123, the Company’s net income (loss) and net income (loss) per share would have decreased.  The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the three-months ended September 30,		For the nine-months ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2002	2003	2002	2003
Net income (loss):
As reported	$(163)	$132	$509	$310
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	(33)	(17)	(99)	(51)
Pro forma	$(196)	$115	$410	$259

Basic income (loss) per share:
As reported	$(0.01)	$0.01	$0.04	$0.02
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	(0.01)	—
Pro forma	$(0.01)	$0.01	$0.03	$0.02

Diluted income (loss) per share:
As reported	$(0.01)	$0.01	$0.04	$0.02
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	(0.01)	—
Pro forma	$(0.01)	$0.01	$0.03	$0.02

13.                               Legal Proceedings

Internal Revenue Service

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s Chapter 11 proceedings whereby it agreed to pay an aggregate of $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements.  The settlement resulted in a one-time gain of $262,000 which is reflected in other operating income. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.

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

Cher-Ae Heights Indian Community

A lawsuit was filed by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation (Logix). Now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement.  On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000.

Logix Development Corporation

The Company entered into a settlement agreement with Logix in July of 2002 whereby it (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.

Other Litigation

The Company is also involved in various other legal proceedings and claims that are incident to its business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

14.                               Comprehensive Income

The following table summarizes components of comprehensive income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2003	2002	2003

Net income (loss)	$(163)	$132	$509	$310

Change in cumulative translation adjustments	(37)	(11)	(128)	28

Comprehensive income (loss)	$(200)	$121	$381	$338

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

However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which requires that the Company cease amortization of goodwill and all intangible assets having indefinite useful economic lives. Such assets are not to be amortized until their lives are determined to be finite. However, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The Company evaluates its goodwill annually in December.

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

The Company capitalized $615,000 and $619,000 for the nine-month period ended September 30, 2002 and 2003, respectively for software development costs relating to its new N-Tier, Internet-native corporate application suite of products written in java.  Although the Company has not yet sold any of the modules to this suite of applications, the Company believes that its new product will produce new sales adequate to recover amounts capitalized.

Reclassifications

Certain prior year amounts have been reclassed to conform with the 2003 presentation.

Liquidity and Capital Resources

At September 30, 2003, working capital decreased from a working capital deficiency of $8,649,000 at December 31, 2002 to a working capital deficiency of $9,798,000.  Excluding unearned revenue of $3,483,000, the Company’s working capital deficiency at September 30, 2003 would be $6,315,000.  Excluding unearned revenue of $3,693,000, the Company’s working capital deficiency at December 31, 2002 would be $4,956,000.  Excluding unearned revenue, the decrease in the working capital deficiency of $1,359,000 was primarily attributable decrease in accounts payable of $213,000 offset by decreases in cash of $384,000, net accounts receivable of $119,000, note receivable of $250,000 and increases in current portion of long term debt of $217,000, customer deposits of $152,000 and accrued liabilities of $459,000.

Net cash used in investing activities for the period ended September 30, 2003 totaled $688,000, which is comprised of capital expenditures of $240,000, capitalized software of $619,000 and acquisition of unconsolidated subsidiary of $79,000 offset by proceeds from note receivable of $250,000.

Net cash used in financing activities for the period ended September 30, 2003 totaled $312,000, which represents repayments on long-term debt.  On January 13, 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2005.  In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through February 28, 2005, at which time it will convert to a term loan to be amortized over a three years period.  The restructured debt, pursuant to the original intercreditor agreement between Canyon and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.31 to l.00 and minimum debt service coverage ratio of 1.25 to l.00 for the three-month period ended September 30, 2003. The minimum quick ratio increases to 0.34 to 1.00 as of December 31, 2003 and for each and every fiscal quarter ending thereafter.  In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was not in compliance with and received a waiver for its minimum quick ratio covenant as of and for the three-month period ended September 30, 2003. There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to change such covenants, but there is no assurance that the Company will be able to successfully change the covenants.

Stockholders’ deficiency decreased from $14,782,000 at December 31, 2002 to $14,551,000 at September 30, 2003, mainly as a result of net income during the period of $310,000, the issuance of common stock and warrants to Canyon Capital valued at $62,000, and amortization of unearned compensation of $29,000 offset by a reduction in additional paid-in capital of $199,000 relating to the issuance of $149,000 of debt and $50,000 of cash to satisfy a legal settlement (see note 5).

Although the Company has a net stockholders’ deficiency of  $14,551,000 and a working capital deficit of $9,798,000. (which includes subordinated debt due to CSA of $2,800,000) at September 30, 2003, the Company believes it will generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements.  The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date.  The Company expects to generate positive cash flow from its continuing operations during 2003 from shipping out products and services from its current backlog as of September 30, 2003 as well as new orders.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2003, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of September 30, 2003:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$10,699	$3,507	$3,948	$2,992	$252
Operating Leases	1,978	596	1,064	239	79
Consulting Agreements	360	360	—	—	—
	$13,037	$4,463	$5,012	$3,231	$331

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003

	September 30, 2002	Percentage of Revenue	September 30, 2003	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue:	$5,711	100.0%	$4,814	100.0%
Gross profit	3,911	68.5%	3,465	71.9%
Selling, general and administrative expenses	2,404	42.0%	2,307	47.9%
Research and development costs	797	14.0%	764	15.9%
Amortization of intangibles	25	0.4%	—	—
Other operating expense (income)	232	4.1%	(134)	(2.8)%
Interest expense, net	372	6.5%	286	5.9%
Other non-operating expense	14	0.2%	98	2.0%
Income tax expense	8	0.1%	12	0.2%
Loss from discontinued operations	(223)	(3.9)%	—	—
Net income (loss)	$(163)	(2.9)%	$132	2.7%

Revenue for 2003 was $4,814,000 compared to $5,711,000 in 2002 or a 18.6% decrease. Revenue decreased $897,000 in 2003, as a result of decreased professional services and maintenance services due to decreased capital spending on information technology in 2003 mainly due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

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

Gross profit for 2003 decreased to $3,465,000 from $3,911,000 in 2002.  The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues  which was offset by the Company’s cost reductions during the period.

Selling, general and administrative expenses (“SG&A”) decreased slightly from $2,404,000 in 2002 to $2,307,000 in 2003 as a result of continued efforts to reduce costs.

Research and development costs decreased from $797,000 in 2002 to $764,000 in 2003.  The Company capitalized $257,000 and $200,000 of software development costs in 2002 and 2003, respectively, associated with the Company’s product development of its new internet native suite of applications.

The decrease in amortization of intangibles in 2003 versus the comparable period of 2002 is due to the fact that the Company amortized $25,000 of software development costs in 2002 relating to costs capitalized in 1999.  These costs were fully amortized during 2002.

Net interest expense was $372,000 in 2002 compared to $286,000 in 2003.  The decrease is due to lower balances of interest bearing debt and lower interest rates on variable debt during 2003 as compared to 2002.

Other operating expense (income) in 2002 was $232,000 compared to ($134,000) in 2003.  Other operating income in 2003 was mainly due to a settlement agreement related to a disputed tax claim by the United States Internal Revenue Service that resulted in a one-time gain of $262,000 (see note 13).

Other non-operating expense increased from $14,000 in 2002 to $98,000 in 2003.  Non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations.

Results from discontinued operations were $223,000 in 2002.  Results from discontinued operations in 2003 were $0 as all entities held for sale were sold in the fourth quarter of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003

	September 30, 2002	Percentage of Revenue	September 30, 2003	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue	$16,931	100.0%	$14,752	100.0%
Gross profit	11,370	67.2%	10,705	72.6%
Selling, general and administrative expenses	6,787	40.0%	7,277	49.3%
Research and development costs	2,461	14.6%	2,104	14.3%
Amortization of intangibles	134	0.8%	—	—
Other operating expense (income)	237	1.4%	(181)	(1.2)%
Interest expense, net	1,142	6.8%	927	6.3%
Other non-operating expense	41	0.2%	309	2.1%
Income tax expense (benefit)	16	0.1%	(41)	(0.3)%
Loss from discontinued operations	(43)	(0.3)%	—	—
Net income	$509	3.0%	$310	2.1%

Revenue for 2003 was $14,752,000 compared to $16,931,000 in 2002 or a 12.9% decrease. Revenue decreased $2,179,000 in 2003, as a result of decreased professional services and maintenance services due to decreased capital spending on information technology in 2003 mainly due to the effects of the September 11, 2001 terrorist attacks on the hospitality industry.

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

Revenue in our Asian operations increased from $1,797,000 in 2002 to $2,111,000 in 2003 as a result of its acquisition of HSS in June 2002 (see note 5) which allowed the Company to expand its operations in the Asian marketplace, strengthen its management team in the territory and create new opportunities for its new enterprise capable suite of products.

Gross profit for 2003 decreased to $10,705,000 (72.6%) from $11,370,000 (67.2%) in 2002.  The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues which was offset by the Company’s cost reductions during the period.

Selling, general and administrative expenses (“SG&A”) increased from $6,787,000 in 2002 to $7,277,000 in 2003.  The increase is mainly due to an increase in selling and marketing expenses for trade shows, advertisement and travel as the Company continues to actively and aggressively market its newly developed enterprise suite of applications and services.

Research and development costs decreased from $2,461,000 in 2002 to $2,104,000 in 2003.  The decrease is due to the capitalization of $615,000 and $619,000 of software development costs in 2002 and 2003, respectively, associated with the Company’s product development of its new internet native suite of applications.  The decrease is also due to a decrease in headcount associated with the Company’s focus on reducing costs.

Other operating expense (income) was $237,000 in 2002 and ($181,000) in 2003.  Other operating income in 2003 is due to receipt of approximately $46,000 of cash resulting from a legal settlement and a settlement agreement on a tax claim with the United States Internal Revenue Service that resulted in a one-time gain of $262,000 (see note 13).

The decrease in amortization of intangibles in 2003 versus the comparable period of 2002 is due to the fact that the Company amortized $134,000 of software development costs in 2002 relating to costs capitalized in 1999.  These costs were fully amortized during 2002.

Net interest expense was $1,142,000 in 2002 compared to $927,000 in 2003.  The decrease is due to lower balances of interest bearing debt and lower interest rates on variable rate debt during 2003 as compared to 2002

Other non-operating expense increased from $41,000 in 2002 to $309,000 in 2003.  Non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations.

The income tax provision (benefit) only reflects a tax provision for our foreign operations and alternative minimum taxes for domestic operations due to the utilization for net operating loss carry forward.  The income tax benefit in 2003 is due to the Company recording a domestic income tax receivable during the period to recover taxes previously paid.

Results from discontinued operations was $43,000 in 2002.  Results from discontinued operations in 2003 was $0 as all entities held for sale were sold in the fourth quarter of 2002.

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

Interest Rate Sensitivity

Of our $10.7 million principal amount of indebtedness at September 30, 2003, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10%, $1.6 million bears interest at 9.25% and $0.6 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have no exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 2003.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Internal Revenue Service

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which is included in other operating income. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.

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

Cher-Ae Heights Indian Community

A lawsuit was fied by Cher-Ae Heights Indian Community (“Cher-Ae Heights”) against Logix Development Corporation (Logix), now known as MAI Development Corporation, as a co-defendant for a breach of contract by the Company’s formerly owned gaming subsidiary along with the new owners, Monaco Informatiques Systemes (“MIS”), who acquired the assets and certain liabilities of the gaming subsidiary on July 27, 2001. Based upon this suit, MIS informed the Company that it did not intend to pay the next $500,000 due to the Company under a promissory note and security agreement.  On October 24, 2002, the Company entered into a global settlement agreement between the parties whereby all claims, known and unknown, between the parties were dismissed and the Company received $796,000 (see note 5)

Logix Development Corporation

The Company entered into a settlement agreement with Logix in July of 2002 whereby it (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.

Other Litigation

The Company is also involved in various other legal proceedings and claims that are incident to its business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 2.  Changes in Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)                                  None

(d)                                 None.

Item 3.  Defaults Upon Senior Securities

(a)                                  None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  None

(b)                                 None

(c)                                  None

(d)                                 None

Item 5.  Other Information

(a)                                  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 3.02 of Sarbane-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002

(b)	Reports on Form 8-K

Filed May 2, 2003

Filed April 30, 2003

Filed April 24, 2003

Filed November 5, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION
(Registrant)

Date: November 6, 2003	By:	/s/ James W. Dolan
James W. Dolan
Chief Financial and Operating Officer (Chief Financial and Accounting Officer)