Form 10-K
period 2003-12-31
MAI SYSTEMS CORP
filed 2004-04-01
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on June 27, 2003 was $1,403,684.

The number of shares of common stock outstanding as of March 23, 2004 was 14,675,752.  The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the  Over-the-counter Bulletin Board on March 23, 2004 was $1,403,684.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2004 Annual Meeting of Stockholders to be held on May 25, 2004 is incorporated by reference in Part III, Items 10 (as to directors), 11, 12 and 13 of this Form 10-K.

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

DESCRIPTION OF THE BUSINESS

Our mission is to put in place long-term information technology systems for our customers by designing, installing and supporting industry-specific total information management solutions.  Focusing on the hotel, motel, government and resort destinations industry, we design, sell, install and support enterprise information management solutions.  We provide a wide array of products and services to our installed base of customers and continue to make direct sales of certain products and services which enhance, upgrade and extend the useful life and functionality of our installed systems.

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

Products and Services

We provide complete enterprise products and services to serve the needs of local and multinational chains, franchisees and independent operators of hotels, resorts and destination properties. Our products have been installed in over 4,100 properties, throughout 84 countries, and in properties up to 5,000 rooms from limited service and business hotels to convention centers and five star luxury resorts or urban luxury hotels.

Our HIS epitome™ solutions, including our established products (epitome for windows, formerly LodgingTouch, epitome for Unix, formerly CLS and epitome for i-series, formerly Paragon), which represented all of our revenue during the three-year period ended December 31, 2003, as well as our new internet native suite of products written in java (epitome™ Enterprise) which are currently under development and not yet available for general release, enables hospitality enterprises to increase revenue, improve guest loyalty and reduce costs by centralizing and streamlining their operations while maximizing existing technology investments. A majority of our historical revenue relates to our property management systems applications associated with our established products.  Our new internet native corporate application suite is a component-based architecture.  The epitome™ Enterprise suite includes software, services and integration for Business Intelligence, Corporate Information, Channel Reservation, Channel Management and Property Management systems. The products are deployable on multiple platforms using intelligent transport and messaging technology.

Our epitome™ Enterprise services include systems integration, consulting, project management, implementation, training, documentation, online help, long-term support, maintenance and specialized engineering, with particular expertise in the implementation of local and wide-area networks for the hospitality industry.

Summarized below are the features of epitome™ Enterprise which is scheduled for general release in Q3 of 2004.

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

In the United States, our systems are marketed by a direct sales and marketing organization which included, 13 sales and marketing personnel located in the corporate headquarters and satellite offices.  In addition, we market our systems internationally through our subsidiaries which operate in the United Kingdom, Mexico, Hong Kong, Malaysia and Singapore, and through various distributors that are exclusive in their jurisdictions.  Our international subsidiaries employed 19 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in Mexico, the United Kingdom, Hong Kong, Singapore, Malaysia and the People’s Republic of China.

During 2003, our aggregate revenue was derived from geographic areas as follows:

Percentage of Total Revenue

United States	80.0%
Asia	14.7%
United Kingdom	5.2%
Other	0.1%

Total	100.0%

Our financial performance is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business.  In addition, our foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes.  However, as only 20.0% of our 2003 revenue was generated outside the United States, the risk associated with these foreign operations in relation to our overall financial performance is limited.

Support and Maintenance

The provision of around-the-clock customer service is a cornerstone of our business. As of December 31, 2003, we had support and maintenance agreements with approximately 1,501 customers.  We employ approximately 68 technicians to provide support for our applications software products.

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

Production and Procurement

In response to market demand for standardized hardware and software products, all of our current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment.  At present, we have relationships with a number of suppliers including Microsoft, Cognos, BEA, Compaq Computer, Data General, Hewlett Packard, Seagull Software, Visual Legacy, IBM, Southern Datacom and distributors such as MicroAge and Ingram Micro.  Management believes that these relationships have enabled us to reduce product costs, permit earlier availability of new technology and offer customers products with superior performance at competitive prices.  We no longer manufacture proprietary hardware products.

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

Set forth below is certain information concerning orders, shipments and backlog for 2002 and 2003:

	(dollars in millions)
	2002	2003

Orders received (net of cancellations)	$4.4	$2.9
Shipments	5.6	4.3
Backlog (at year end)	3.2	1.8

Our backlog is not necessarily indicative of future revenues.

Research and Development

Our research and development activities are focused on the development of products for the hospitality, resort and destination industry.

As of December 31, 2003, we employed 45 engineers, programmers and other technical personnel in research and development activities.  We also utilized external third party resources for development.  During 2001, 2002, and 2003, we incurred $4,209,000, $3,307,000 (net of capitalized software of $861,000) and $2,828,000 (net of capitalized software of $896,000) respectively, for research and development activities.  Our research and development expenditures related to the support and extension of existing software products and the development of new products.

Customers

Our customers in hospitality are both chain and independent hotels and resorts.  During 2001, 2002 and 2003, Joint Armed Services (JAS) was the only customer accounting for ten percent or more of our revenues.  Total revenue from JAS for 2001, 2002 and 2003 was $2,937,000, $2,880,000 and $3,535,000 respectively.

Competition

Competition is vigorous in all sectors of the worldwide market for computer-based applications systems, networked solutions and the maintenance and support of the software and hardware, which comprise those systems.  We have numerous competitors (and potential competitors) varying widely in their size, capabilities, market segment and geographic area, most of which are larger and have financial resources far greater than ours.

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

Employees

As of December 31, 2003, we had 198 employees, of which 121 were employed in the United States, 11 in the United Kingdom, 65 in Asia (Hong Kong, Singapore, Malaysia and the People’s Republic of China) and 1 in Mexico.  We have not experienced any work stoppages and consider our relationship with our employees to be good.

RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein.  In addition to the factors set forth herein, there may be other factors, or factors that arise in the future which may affect our future performance.

Effects of Terrorism, War in Iraq and Other Events

Our operating results for the twelve months ended December 31, 2003 were negatively affected by continuing threat of worldwide terrorism, war in Iraq and other world events such as the outbreak of SARS in Asia.  Weakness in the hospitality and tourism industries as a result of terrorist attacks and armed conflicts arising there from have caused the Company to experience cancellations, delays and reductions in certain purchases by its hospitality customers. There can be no guarantee that this slow-down will be only short-term. Many of our hospitality customers experienced severe declines in occupancy and room rates at most of their hotels in the weeks following the attacks.  We are operating our business under the assumption that the weakness in the hospitality industry will be medium-term.  It is not possible, however, to predict the magnitude or duration of the declines or the potential impact on our results of operations, financial condition or cash flow, if the existing political and economic risks continue unabated, or if there is future major terrorist activity.

We Have Settled Litigation and Issued A Substantial Number of Shares to a Shareholder Who May Be Able to Exercise Significant Influence

In February 2001 we settled certain litigation which required that we issue and register with the United States Securities and Exchange Commission (the “Commission”) a substantial number of shares to an existing shareholder, CSA Private Limited (“CSA”). CSA received these shares pursuant to our acquisition of our Hotel Information Systems subsidiary as described under “Legal Proceedings – CSA Private Limited versus MAI Systems Corporation.”  Based upon this settlement, CSA has become our largest shareholder and beneficially owns approximately 16.4% of our Common Stock.  If this shareholder decides not sell its shares of Common Stock or sells the shares in a block to a third party, either this shareholder or the party or parties it sells to in any “block” sale may be able to exert significant influence over our affairs because they have approximately 16.4% of the voting control on any matter that may be submitted for a shareholder vote.  This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our Common Stock.

The Price of Our Common Stock May Decline Due to Sales by Certain Shareholders

Approximately 40% of our issued and outstanding Common Stock is held by five shareholders which includes CSA.  Sales by these shareholders of a part or substantially all of their shares of our Common Stock in the market or the perception that sales may occur could cause the market price of our Common Stock to drop.

At March 24, 2004, we had 14,857,752 shares of Common Stock outstanding.  Approximately 49% of our outstanding shares are freely tradable, The remaining shares are either held by “affiliates,” as defined under Rule 144 under the Securities Act of 1933, or are “restricted securities” under such rule.  In such cases, shares may be sold pursuant to registration under the Securities Act, or to the extent permitted by Rule 144 or another exemption under the Securities Act.

Our Agreements with our Primary Lender and Two Other Substantial Creditors Require Substantial On-Going Payments

We have agreements with Wamco 31, Ltd. (“Wamco”), previously Coast Business Credit (“Coast”) whose loan was sold to Wamco on May 15, 2003, and two other creditors that require substantial on-going payments and affect the availability of our cash flow to be used for other material company operations.  On January 13, 2003, we restructured our debt with Wamco and Canyon.  We are currently in negotiations with CSA to restructure the term of the subordinated note.  Currently, these obligations are follows:

•                  A balance due to Wamco of approximately $1,366,000 under a term loan with a current monthly principal and interest payment obligation of approximately $58,000, maturing in February 28, 2005;

•                  A balance due under our 11% subordinated notes payable to an investment fund managed by Canyon Capital Management LP (“Canyon”) of approximately $5,661,000, with a current monthly interest payment obligation of $52,000;

•                  A balance due under a 10% secured promissory note due to CSA in the amount of $2,800,000, with monthly payments of $37,500 that commenced on March 1, 2002 and ended on September 1, 2002, and monthly payments of $107,500 that commenced on October 1, 2002 and ended on October 1, 2003 when all remaining unpaid principal and interest were due.

As of December 31, 2003 we were current on our payment obligations to Wamco and Canyon.  In connection with the restructuring of the Wamco and Canyon debt, the covenants were revised and was effective commencing with the quarter ended March 31, 2003.  We are currently not in compliance with but received waivers for these covenants through December 31, 2004.  We are currently in default with our payment obligations to CSA and have not made any payments since September 2002.  Under the terms of the subordination agreement between Wamco, Canyon and CSA, we are not allowed to make any principal or interest payments to CSA until the Wamco and Canyon debt, including any accrued interest, is repaid in full or the CSA debt is restructured and approved by Wamco and Canyon.  There can be no assurance that CSA and MAI will come to terms on a restructuring or that Wamco and Canyon will ultimately approve the terms of the restructuring.  In the event that we are unable to meet the required payments to our primary lenders or meet our payment obligations to our other secured creditors, they are entitled to exercise certain rights under the respective agreements we have with them, including but not limited to, foreclosing on all of our tangible and intangible assets.  Such action would have a substantial adverse effect on our ability to continue as a going concern.

Our Limited Period of Profitability May Not Continue

Although we were profitable for the years ended December 31, 2001 and 2003, we incurred net losses for the year ending December 31, 2002 as well as net losses on an annual basis for the four fiscal years previous to 2000.  We cannot assure you that we will attain profitability on a consistent basis or avoid losses on a quarterly or annual basis in the future.

Our Operating Results In One or More Future Periods Are Likely to Fluctuate Significantly and May Negatively Impact Our Stock Price

Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

•      Market demand for information technology in the hospitality industry in general;

•      Completion of development, launch and market success and acceptance of our software solutions;

•      Price, performance, quality and other characteristics of the Company’s products and of competing and substitute products rumored, announced or introduced by other vendors;

•      Emergence of any competing solutions as industry standards;

•      Success of the Company in meeting targeted availability dates for new and enhanced products;

•      Success of the Company’s efforts to provide and maintain customer service and satisfaction;

•      Public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;

•      Worldwide economic conditions, including overall market demand for information technology and other products with which the Company’s products can be used;

•      Ability of the Company to profitably and efficiently manage its development of products and key components, and to avoid disruptions in the development thereof;

•      Ability of the Company to maintain profitable relationships with distributors and other resellers of the Company’s products;

•      The Company’s ability to attract and retain competent, motivated employees;

•      Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;

•      Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and;

•      Ability of the Company to successfully implement its restructuring of debt, to achieve and maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

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

We May Need and Be Unable to Obtain Additional Funding on Satisfactory Terms, Which Could Dilute Our Stockholders or Impose Burdensome Financial Restrictions on Our Business

As stated above, the Company has successfully restructured the terms of certain secured debt, including extending the maturity dates.  The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of ..34 to 1.00 and a minimum debt service coverage ratio of 1.25 to l.00.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was not in compliance with but received waivers for its covenants through December 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to revise such covenants, but there is no assurance that the Company will be able to successfully change the covenants.  We believe that we will either be successful in revising such covenants to levels that are achievable for future compliance or receive waivers if needed.  However, any additional debt financing or other financing of securities senior to Common Stock will likely include financial and other covenants that will restrict our flexibility.  At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our Common Stock. Any failure to comply with these covenants or to repay such indebtedness when due would have a material adverse effect on our business, prospects, financial condition and results of operation.

The Market In Which We Operate is Highly Competitive, and We May Face Increased Competition From New Entrants and Established Industry Competitors With Significantly Greater Financial Resources

We face significant competition in all sectors of the market for computer-based solutions and support and maintenance services that we offer.  We have numerous competitors, which vary widely in their size, capabilities, market segments and geographical areas, many of which are larger and have financial resources far greater than what we have.  Within our market, competition comes primarily from competing software applications vendors and from local value-added resellers and independent software vendors, who usually resell hardware or networking products of larger original equipment manufacturers.  Many of our services are provided by our customers’ in-house information services departments. There can be no assurance that we can effectively compete with any or all of our competitors in our business line.  Our competitors may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can.  There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

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

Trading in Our Common Stock is Limited

The recent trading volume for our Common Stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies.  During the twelve months ended December 31, 2003, the average daily trading volume has been approximately 19,367 shares, whereas the average daily trading volume for an American Stock Exchange listed stock is substantially higher.  There can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.

Our International Operations Are Subject to Additional Risks

Approximately 20% of our revenues in the year ended December 31, 2003 were derived from foreign operations and approximately 39% of our work force is based outside the United States.  Our financial performance is affected to some extent by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. International sales are subject to inherent risks, including:

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

American Stock Exchange Market De-listing

In June 2003, we were de-listed from the American Stock Exchange (“AMEX”) and our stock began trading on the Over-the-counter Bulletin Board.  Thus, investors may find it more difficult to trade in our Common Stock or obtain accurate, current information concerning market prices. This may have had a negative impact on the trading prices and the liquidity of the market for our Common Stock.  In addition, there may be a more negative perception of our company by investors, customers and third parties doing business or considering doing business with us.  Also, our company may be treated less favorably with respect to regulatory requirements that are dependent upon listing on a national stock exchange.

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

Use of NOLs

The Company has Federal and state net operating losses (NOL) carryovers that will expire in the years 2004 through 2020.  The Company’s utilization of a portion of its NOL carryovers is subject to various uncertainties including an annual limitation under Section 382 of the Internal Revenue Code.  The amount of this limitation is not known at this time.

ITEM 2.  PROPERTIES

As of March 24, 2004, the principal properties utilized by the Company were as follows:

Type of Facility	Approximate Total Square Footage	Location

Corporate and Hospitality Headquarters, warehousing, administration, marketing, sales, development and support	26,955	Lake Forest, California
Sales and support	600	Boston, Massachusetts
Sales and support	500	Allen, Texas
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support	2,902	Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support	4,529	Singapore
Hospitality Services & Solutions (Ltd) Malaysia support and development.	1,760	Malaysia
MAI Information Solutions Limited, European Headquarters, marketing, sales and support	2,225	London

All of the properties noted above were occupied by the Company pursuant to leases with various expiration dates.  In addition to the premises identified above, the Company leases 2 other locations around the world.  Generally such leases are for terms of five years or less.  We believe that our current facilities are suitable for our needs.

ITEM 3.                                                     LEGAL PROCEEDINGS

Internal Revenue Service

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which is included in income tax benefit. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003, the company is current on its payments and the balance outstanding on the settlement was $428,000.

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

Hotel Information Systems, Inc.

On March 25, 2003, the Company entered into a settlement agreement with Hotel Information Systems (“HIS”) and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company.  If the Company is delinquent four times in any twelve month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty.  The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

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

In December 2003, we entered into another settlement agreement with Logix whereby we (i) issued 200,000 free trading shares in exchange for the 200,000 restricted Common Shares from the original settlement agreement in July 2002 (ii) required the Company to make monthly payments totaling $187,500 over a 25 month period and (iii) mutually released each other of all past, present and future claims associated with the lawsuit.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In June 2003, the Company was de-listed from the American Stock Exchange (“AMEX”) and began trading on the Over-the-counter Bulletin Board under the symbol “MAIY.OB”.  Prior to listing on the AMEX, which occurred August 29, 1995, our shares were traded  on the Over-the-Counter Bulletin Board by various market makers under the ticker symbol “MAIS”. The following table sets forth the high and low closing sales prices for our Common Stock for the indicated periods during 2002 and 2003, as reported by the AMEX and Over-the-counter Bulletin Board. On February 27, 2004, the closing price of our Common Stock as reported by the Over-the-counter Bulletin Board was $0.17 and there were 545 stockholders of record (See “Risk Factors” – American Stock Exchange Market Listing”).

We have never paid any dividends and do not anticipate declaring or paying cash dividends in the foreseeable future.  We intend to retain future earnings, if any, to reinvest in our business.  The covenants in our current or future financing agreements may prohibit or limit our ability to declare or pay cash dividends.

Period	High	Low

Fiscal 2002
First Quarter	$0.34	$0.24
Second Quarter	$0.45	$0.25
Third Quarter	$0.34	$0.16
Fourth Quarter	$0.18	$0.08

Fiscal 2003:
First Quarter	$0.55	$0.06
Second Quarter	$0.28	$0.05
Third Quarter	$0.25	$0.06
Fourth Quarter	$0.15	$0.08

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

Interest Rate Sensitivity

Of our $10.8 million principal amount of indebtedness at December 31, 2003, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $2.8 million bears interest at a fixed rate of 10%, $1.4 million bears interest at 9.25% and $0.3 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars.  The currency exchange impact on intercompany transactions was immaterial in 2001, 2002, and 2003.

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

ITEM 9A.               CONTROLS AND PROCEDURES

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

PART III

ITEM 10.                                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned “Election of Directors” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2004.  Information required by this Item with respect to executive officers may be found in the section captioned “Proposal 1 - Election of Directors” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2004.  Such information is incorporated herein by reference.

ITEM 11.                                            EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned “Executive Compensation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2004.  Such information is incorporated herein by reference.

ITEM 12.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned “Security Ownership of Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2004.  Such information is incorporated herein by reference.

Security authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category		Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
		(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders		1,829 000	$1.10	394,147
Equity Compensation Plans not Approved By Security Holders		1,275,000	$0.43	—

Total	3	3,104,000	$1.21	394,147

See note 14 to the Consolidated Financial Statements for information regarding the material features of the above plans.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the sections captioned “Proposal 1 – Election of Directors,” and “ – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation - Employment Contracts and Change of Control Arrangements” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2004.   Such information is incorporated herein by reference.

ITEM 14.                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “INDEPENDENT PUBLIC ACCOUNTANTS”, which section is incorporated herein by reference.

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

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The consolidated financial statements of the Company, the notes thereto and the Independent Auditors’ Report are incorporated herein by reference to the Company’s 2003 Annual Report.

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

10.29

Consulting Agreement dated as of August 15, 1994, as amended as of October 17, 1994, August 16, 1996, August 31, 1997, August 31, 1998, August 31, 1999, August 31, 2000,  August 31, 2001, August 31, 2002 and August 31, 2003 by and between the Company and Orchard Capital Corporation, relating to the services of Richard S. Ressler, Chairman of the Board.  The original agreement and the October 17, 1994 amendment are incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-K.  The August 16, 1996 amendment is incorporated herein by reference to the Company’s 1996 Annual Report on Form 10-K.  The August 31, 1997 amendment is incorporated herein by reference to the Company’s 1997 Annual Report on Form 10-K. The August 31, 1998 amendment is incorporated herein by reference to the Company’s 1998 Annual Report on Form 10-K.  The August 31, 1999 amendment is incorporated herein by reference to the Company’s 1999 Annual Report on Form 10-K.  The August 2000 amendment is incorporated herein by reference to the Company’s 2000 Annual Report on Form 10-K.  The August 2001 amendment is incorporated herein by reference to the Company’s 2001 Annual Report on Form 10-K. The August 2002 amendment is incorporated herein by reference to the Company’s 2002 Annual Report on Form 10-K. The August 2003 amendment is incorporated herein by reference to the Company’s 2003 Annual Report on Form 10-K.

10.30	Premises Lease for MAI Systems Corporation corporate offices dated January 23, 2003

13.1

Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2003, but only to the extent such report is expressly incorporated by reference into Items 10, 11, 12, 13 and 15(a)(1) of this report and such report is not otherwise deemed to be filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of MAI Systems Corporation.

23.1	Report of Independent Certified Public Accountants from BDO Seidman LLP.

23.2	Consent of BDO Seidman, LLP.

23.3	Independent Auditors’ Report on Schedule and Consent from KPMG LLP

31.1	Certification of Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	Filed May 2, 2003

2.	Filed April 30, 2003

3.	Filed April 24, 2003

4.	Filed November 5, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAI SYSTEMS CORPORATION

By:	/s/ William B. Kretzmer

William B. Kretzmer

Chief Executive Officer and President

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2004.

Signatures	Title

/s/Richard S. Ressler	Chairman, Director
Richard S. Ressler

/s/William B. Kretzmer	Chief Executive Officer and President
William B. Kretzmer	(Principal Executive Officer)

/s/James W. Dolan	Chief Operating Officer and Chief Financial Officer
James W. Dolan	(Principal Financial and Accounting Officer)

/s/Zohar Loshitzer	Director
Zohar Loshitzer

/s/Stephen Ross	Director
Stephen Ross

/s/Steven F. Mayer	Director
Steven F. Mayer

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

SELECTED FINANCIAL DATA

(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA

	For the Years Ended December 31,
	1999	2000	2001	2002	2003

Revenue	$37,335	$27,321	$23,768	$21,937	$19,346
Income (loss) from continuing operations	(13,770)	1,444	3,657	417	353
Income (loss) from discontinued operations	2,997	(627)	(1,525)	(1,767)	—
Net income (loss)	(10,773)	817	2,132	(1,350)	353

Income (loss) per share from continuing operations:

Basic income (loss) per share	$(1.26)	$0.13	$0.28	$0.03	$0.02
Diluted income (loss) per share	$(1.26)	$0.13	$0.28	$0.03	$0.02

Income (loss) per share from discontinued operations:

Basic income (loss) per share	$0.27	$(0.06)	$(0.12)	$(0.13)	$—
Diluted income (loss) per share	$0.27	$(0.06)	$(0.12)	$(0.13)	$—

Net Income (loss) per share:

Basic income (loss) per share	$(0.99)	$0.07	$0.16	$(0.10)	$0.02
Diluted income (loss) per share	$(0.99)	$0.07	$0.16	$(0.10)	$0.02

Weighted average common shares used in determining income (loss) per share:

Basic	10,889	10,923	13,091	13,945	14,538
Diluted	10,889	11,206	13,263	13,945	14,838

BALANCE SHEET DATA

Working capital deficiency	(14,381)	(10,811)	(3,787)	(8,649)	(10,399)
Total assets	24,630	16,445	8,288	6,177	6,530
Long-term debt	8,114	7,792	10,966	10,523	10,781
Stockholders’ deficiency (1)	(12,569)	(12,110)	(12,992)	(14,782)	(14,586)

(1)           No cash dividends have been declared by the Company.

QUARTERLY DATA (Unaudited)

(in millions, except share data)

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002(1)	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003

Revenue	$5.7	$5.5	$5.7	$5.0	$5.2	$4.8	$4.8	$4.6
Gross profit	3.8	3.7	3.9	3.7	3.7	3.5	3.5	3.1
Income (loss) fromcontinuing operations	0.2	0.3	0.1	(0.2)	0.3	(0.1)	0.1	0.1
Income (loss) from discontinued operations	0.1	0.1	(0.2)	(1.7)	—	—	—	—
Net income (loss)	0.3	0.3	(0.2)	(1.8)	0.3	(0.1)	0.1	0.1

Income (loss) per share:

Continuing Operations:

Basic	$0.02	$0.02	$0.00	$0.01	$0.02	$(0.01)	$0.01	$—
Diluted	0.02	0.02	0.00	0.01	0.02	(0.01)	0.01	—

Discontinued Operations:
Basic	0.00	0.01	(0.01)	(0.12)	—	—	—	—
Diluted	0.00	0.01	(0.01)	(0.12)	—	—	—	—

Net income (loss) per share:

Basic	0.02	0.02	(0.01)	(0.13)	0.02	(0.01)	0.01	—
Diluted	0.02	0.02	(0.01)	(0.13)	0.02	(0.01)	0.01	—

Weighted average common shares used in determining income (loss) per share (in thousands):

Basic	13,656	13,852	14,119	14,154	14,426	14,426	14,575	14,575

Diluted	13,663	14,361	14,569	14,604	14,876	14,426	14,875	14,875

(1) During the fourth quarter of 2002, the Company recorded a $1,021,000 loss on the sale of its Legacy (MAI Canada) and Process Manufacturing businesses.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

Software Development Costs

All costs incurred to establish the technological feasibility of software products to be sold to others are expensed as research and development. Once technological feasibility has been established, all software production costs are capitalized.  Amortization is computed on an individual product basis and is recognized over the greater of the remaining economic lives of each product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product, commencing when the products become available for general release to customers.  Software development costs are generally amortized over a three-year period.  The Company continually assesses the recoverability of software development costs by comparing the carrying value of individual products to their net realizable value.

The Company capitalized $861,000 and $896,000 of software development costs during 2002 and 2003 respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  Although we have not yet sold any of the modules to this suite of applications, we believe that these new products will produce new sales adequate to recover amounts capitalized.  We expect that certain of our new products will be available for general release during the third quarter of 2004 at which time amortization of such costs shall commence.

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

Intangible and Long-Lived Assets

At December 31, 2002 and 2003, goodwill and other long-lived assets represented 46% and 57%, respectively, of the Company’s total assets.

Goodwill must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.   The Company did not record an impairment charge upon completion of the initial impairment reviews on January 1, 2002 or upon its annual impairment reviews at December 31, 2002 and 2003.

Long-lived assets consist of property and equipment and other identifiable intangible assets.  These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews.  The Company periodically reviews long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of such assets may not be recoverable.  In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value.  The Company also must estimate and make assumptions regarding the useful lives assigned to its long-lived assets.  If these estimates, or their related assumptions, change in the future, the Company may be required to record impairment losses or change the useful life including accelerating depreciation or amortization for these assets.

Accrued Expenses

The Company reviews its contingent liabilities, which arise primarily from litigation and litigation defense costs, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies”.  Contingent liabilities are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.  Contingent liabilities are often resolved over long periods.  Estimating probable losses requires judgments about both the amount of liability, which may or may not be readily determinable, and the likelihood of liability, which involves ranges of probability that can at times be broad and depend on the potential actions of third parties.

Provision for Income Taxes

Provision for income taxes is based upon the Company’s estimate of taxable income or loss for each respective accounting period.  An asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.  These temporary differences will result in taxable or deductible amounts in future periods when the reported amounts of assets are recovered or liabilities are settled. The Company regularly reviews its deferred tax assets to determine the amount that is more likely than not to be realized. When this amount is less than the deferred tax asset recorded, the Company records a valuation allowance to reduce the asset to its estimated realizable value.  If the Company determined that it was not going to be able to fully realize its recorded deferred tax assets, it would make an adjustment to the valuation allowance.  This would reduce net income in the period that the Company made its determination.  Similarly, if the Company realized that it was going to be able to fully realize a deferred tax asset in excess of its net recorded value, net income would be increased in the period that the Company made its determination.

The Company also reviews its deferred tax liabilities on a regular basis to determine that the amount recorded is adequate to cover the expected reversal of temporary income tax liabilities.  In the event that the amount recorded was less than adequate, the deferred tax liability would be increased to its estimated realizable value and net income would be decreased accordingly.  In the event that the deferred tax liability was determined to be overstated, it would be reduced to its estimated realizable value and net income would increase accordingly.

The Company generally determines its effective tax rate by considering the statutory federal income tax rate, the statutory state and local tax rates (net of the federal income tax benefit) and any nondeductible expenses.  This rate could also be affected by increases or decreases to deferred tax assets or liabilities as described above.

Liquidity and Capital Resources

At December 31, 2003, our working capital deficiency worsened from a working capital deficiency of $8,649,000 at December 31, 2002 to a working capital deficiency of $10,399,000.  Excluding unearned revenue of $3,209,000, working capital deficiency at December 31, 2003 was $7,190,000.  Excluding unearned revenue of $3,693,000, the Company’s working capital deficiency at December 31, 2002 would be $4,956,000.  Excluding unearned revenue, the increase in the working capital deficiency of $2,234,000 was primarily attributable to increases in current portion of long term debt of $357,000, customer deposits of $523,000, accrued liabilities of $1,052,000 and decreases in accounts receivable of $521,000, notes receivable of $250,000 offset by decreases in accounts payable of $173,000 and increases in cash of $119,000 and prepaids and other assets of $186,000.

Net cash used in investing activities for the period ended December 31, 2003 totaled $1,071,000, which is comprised of capital expenditures of $346,000, capitalized software of $896,000 and acquisition of unconsolidated subsidiary of $79,000 offset by proceeds from note receivable of $250,000.

Net cash used in financing activities for the period ended December 31, 2003 totaled $239,000, which represents repayments on long-term debt.  On January 13, 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2005.  In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through February 28, 2005, at which time it will convert to a term loan to be amortized over a three years period.  The restructured debt, pursuant to the original intercreditor agreement between Canyon and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.34 to 1.00 and minimum debt service coverage ratio of 1.25 to l.00 for the three-month period ended December 31, 2003.  In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was not in compliance with but received waivers for its covenants through December 31, 2004. There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to change such covenants, but there is no assurance that the Company will be able to successfully change the covenants.

Stockholders’ deficiency decreased from $14,782,000 at December 31, 2002 to $14,586,000 at December 31, 2003, mainly as a result of net income during the period of $353,000, the issuance of common stock and warrants to Canyon Capital valued at $62,000, amortization of unearned compensation of $38,000 offset by an increase in comprehensive loss of $58,000 and reduction in additional paid-in capital of $199,000 relating to the issuance of $149,000 of debt and $50,000 of cash to satisfy a legal settlement (see note 14).

Although the Company has a net stockholders’ deficiency of  $14,586,000 and a working capital deficit of $10,399,000 (which includes subordinated debt due to CSA of $2,800,000) at December 31, 2003, the Company believes it will generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements for at least the next 12 months.  The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date.  The Company expects to generate positive cash flow from its continuing operations during 2004 from shipping out products and services from its current backlog as of December 31, 2003 as well as new orders.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of December 31, 2003:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$10,781	$3,626	$4,228	$2,573	$354
Operating Leases	1,881	598	1,056	158	69
Consulting Agreements	96	96	—	—	—
	$12,758	$4,320	$5,284	$2,731	$423

Factors Affecting Future Operating Results

Demand for the Company’s Products and Operating Efficiencies

The Company’s future operating results will depend, in large part, upon the Company’s ability to achieve and maintain a significant market demand and presence for its products and to operate profitably and efficiently.  The Company’s ability to accomplish these objectives will depend on a number of factors, including the following:

•      Market demand for information technology in the hospitality industry in general;

•      Completion of development, launch and market success and acceptance of our software solutions;

•      Price, performance, quality and other characteristics of the Company’s products and of competing and substitute products rumored, announced or introduced by other vendors;

•      Emergence of any competing solutions as industry standards;

•      Success of the Company in meeting targeted availability dates for new and enhanced products;

•      Success of the Company’s efforts to provide and maintain customer service and satisfaction;

•      Public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;

•      Worldwide economic conditions, including overall market demand for information technology and other products with which the Company’s products can be used;

•      Ability of the Company to profitably and efficiently manage its development of products and key components, and to avoid disruptions in the development thereof;

•      Ability of the Company to maintain profitable relationships with distributors and other resellers of the Company’s products;

•      The Company’s ability to attract and retain competent, motivated employees;

•      Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;

•      Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and;

•      Ability of the Company to successfully implement its restructuring of debt, to achieve and maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Results of Operations

Year Ended December 31, 2002  Compared to Year Ended December 31, 2003.

(dollars in thousands)	December 31, 2002	Percentage of Revenue	December 31, 2003	Percentage of Revenue

Revenue:	21,937	100.0%	19,346	100.0%
Gross profit	15,017	68.5%	13,826	71.5%
Selling, general and administrative expenses	9,363	42.7%	9,596	49.6%
Research and development costs	3,307	15.1%	2,828	14.6%
Amortization of intangibles	134	0.6%	—	—
Other operating expense	212	1.0%	62	(0.3)%
Interest expense, net	1,490	6.8%	1,217	6.3%
Other non-operating expense	64	0.3%	81	0.4%
Income tax expense (benefit)	30	0.1%	(311)	(1.6)%
Income from continuing operations	417	1.9%	353	1.8%
Loss on disposal of discontinued operations	(1,021)	(4.7)%	—	—
Loss from discontinued operations	(746)	(3.4)%	—	—
Net income (loss)	(1,350)	(6.2)%	353	1.8%

Revenue for 2003 was $19,346,000 compared to $21,937,000 in 2002 or a 12.0% decrease.  Revenue decreased $2,591,000 in 2003, as a result of decreased  professional services and maintenance services mainly due to decreased capital spending on information technology in 2003 due to the effects of a downturn and post “9/11” economy on the hospitality industry.

The decrease in revenue in 2003 was mainly attributable to a decrease in service volume and rates as many hotels have reduced their operating costs by canceling or reducing contracted services, including support, in a post “9/11” economy.  Many hotels have requested that their suppliers reduce the cost of service or delay any price increases while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms.  Certain hotels have also established their own help desks to further reduce costs.  As a result, the Company postponed increasing its support prices until the first quarter of 2003 and agreed, with certain of its clients, to provide a second line of support versus a first line of support that was previously provided to such clients.  Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2003 decreased to $13,826,000 (71.5%) from $15,017,000 (68.5%) in 2002.  The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues which was offset by the Company’s cost reductions during the period.

Selling, general and administrative expenses (“SG&A”) increased from $9,363,000 in 2002 to $9,596,000 in 2003.  The increase is mainly due to an increase in selling and marketing expenses for trade shows, advertisement and travel as the Company continues to actively and aggressively market its enterprise suite of applications and services which are scheduled for general release in the third quarter of 2004.

Research and development costs decreased from $3,307,000 in 2002 to $2,828,000 in 2003.  The decrease is due to the capitalization of $861,000 and $896,000 of software development costs in 2002 and 2003, respectively, associated with the Company’s product development of its new internet native suite of applications.  The decrease is also due to a decrease in headcount associated with the Company’s focus on reducing costs.

Other operating expense was $212,000 in 2002 and $62,000 in 2003.  Other operating expense in 2003 was offset due to receipt of approximately $46,000 of cash resulting from a legal settlement.

The decrease in amortization of intangibles in 2003 versus the comparable period of 2002 is due to the fact that the Company amortized $134,000 of software development costs in 2002 relating to costs capitalized in 1999.  These costs were fully amortized during 2002.

Net interest expense was $1,490,000 in 2002 compared to $1,217,000 in 2003.  The decrease is due to lower balances of interest bearing debt during 2003 as compared to 2002.

Other non-operating expense increased from $64,000 in 2002 to $81,000 in 2003.  Non-operating expense relates to pension expense under a defined benefit plan for former employees.

The income tax benefit in 2003 is due to a settlement agreement on a tax claim with the United States Internal Revenue Service that resulted in a one-time gain of $262,000 (see note 14), as well as the Company recording a domestic income tax receivable during the period to recover taxes previously paid.

During 2002, loss from discontinued operations was $746,000. In the fourth quarter of 2002, the Company sold all the assets and liabilities of it’s Process Manufacturing and Canadian subsidiaries to third parties, resulting in a loss on disposal of discontinued operations of $1,021,000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002.

(dollars in thousands)	December 31, 2001	Percentage of Revenue	December 31, 2002	Percentage of Revenue

Revenue:	23,768	100.0%	21,937	100.0%
Gross profit	16,530	69.5%	15,017	68.5%
Selling, general and administrative expenses	7,927	33.3%	9,363	42.7%
Research and development costs	4,209	17.7%	3,307	15.1%
Amortization of intangibles	731	3.1%	134	0.6%
Other operating expense (income)	(1,643)	(6.9)%	276	1.3%
Interest expense, net	1,473	6.2%	1,490	6.8%
Income tax expense	176	0.7%	30	0.1%
Income from continuing operations	3,657	15.4%	417	1.9%
Gain (loss) on disposal of discontinued operations	1,262	5.3%	(1,021)	(4.7)%
Loss from discontinued operations	(2,787)	(11.7)%	(746)	(3.4)%
Net income (loss)	2,132	9.0%	(1,350)	(6.2)%

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

Recent Accounting Pronouncements

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company’s adopting the provisions of FAS 146 for exit or disposal activities did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detail disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual period ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 have not had an impact on our results of operations or financial position.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures herein.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003.  The Company will apply the provisions of SFAS 149 to future contracts entered into or future hedging relationships, if any.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003.  The adoption of SFAS 150 did not have a significant impact on the Company’s financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements. The Company was previously following the requirements provided under SAB 104 and, accordingly, the implementation of this pronouncement had no impact on the Company’s financial position or results of operations as reported.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51

(revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.  Management did not elect to adopt FIN 46-R early and will need to review and assess the effects, if any, FIN 46-R will have on the Company’s financial statements, but we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of  SFAS No. 87, 88 and 106, and a revision of SFAS No.132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

Exhibit 13.1.3.1

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders of

MAI Systems Corporation

Lake Forest, California

We have audited the accompanying consolidated balance sheets of MAI Systems Corporation and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAI Systems Corporation and subsidiaries as of December 31, 2002 and 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, MAI Systems Corporation and subsidiaries adopted the provision of SFAS No. 142, "Goodwill and other Intangible Assets".

/s/ BDO Seidman, LLP

Costa Mesa, California

March 24, 2004

Exhibit 13.1.3.2

Independent Auditors’ Report

The Board of Directors and Stockholders

MAI Systems Corporation:

We have audited the accompanying consolidated statement of operations, stockholders’ deficiency  and cash flows  of MAI Systems Corporation and subsidiaries  for the year ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of  operations and cash flows of MAI Systems Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Costa Mesa, California

March 31, 2002

Exhibit 13.1.4                     Consolidated Balance Sheets

MAI SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	(in thousands, except share data)
	2002	2003

ASSETS
Current assets:
Cash	$545	$664
Receivables, less allowance for doubtful accounts of $336 in 2002 and $335 in 2003	1,834	1,313
Inventories, net	60	47
Note receivable	250	—
Prepaids and other assets	628	814

Total current assets	3,317	2,838

Furniture, fixtures and equipment, net	843	758
Intangibles, net	1,823	2,876
Other assets	194	58

Total assets	$6,177	$6,530

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$3,289	$3,646
Accounts payable	1,077	904
Customer deposits	1,811	2,334
Accrued liabilities	2,007	3,059
Income taxes payable	89	85
Unearned revenue	3,693	3,209

Total current liabilities	11,966	13,237

Long-term debt	7,234	7,135
Other liabilities	1,759	744

Total liabilities	20,959	21,116

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 14,675,752 and 14,875,752 shares issued and outstanding at December 31, 2002 and 2003, respectively	150	152
Additional paid-in capital	218,251	218,112
Accumulated other comprehensive loss:
Minimum pension liability	(918)	(1,005)
Foreign currency translation	(31)	(2)
Unearned compensation	(91)	(53)
Accumulated deficit	(232,143)	(231,790)
Total stockholders’ deficiency	(14,782)	(14,586)

Total liabilities and stockholders’ deficiency	$6,177	$6,530

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.5                     Consolidated Statements of Operations

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	(in thousands, except per share data)
	2001	2002	2003
Revenue:
Software	$5,329	$4,585	$3,855
Network and computer equipment	789	996	485
Services	17,650	16,356	15,006
Total revenue	23,768	21,937	19,346

Direct costs:
Software	269	437	587
Network and computer equipment	479	770	370
Services	6,490	5,713	4,563
Total direct costs	7,238	6,920	5,520

Gross profit	16,530	15,017	13,826

Selling, general and administrative expenses	7,927	9,363	9,596
Research and development costs	4,209	3,307	2,828
Amortization of intangibles	731	134	—
Other operating expense (income)	(1,698)	212	62
Operating income	5,361	2,001	1,340

Interest income	72	5	2
Interest expense	(1,545)	(1,495)	(1,219)
Other non-operating expense	(55)	(64)	(81)

Income from continuing operations before income taxes	3,833	447	42
Income tax benefit (expense)	(176)	(30)	311
Income from continuing operations	3,657	417	353
Discontinued operations:
Gain (loss) on disposal of discontinued operations	1,262	(1,021)	—
Loss from discontinued operations	(2,787)	(746)	—
Total loss from discontinued operations	(1,525)	(1,767)	—

Net income (loss)	$2,132	$(1,350)	$353

Income (loss) per share:

Continuing Operations:
Basic income per share	$0.28	$0.03	$0.02

Diluted income per share	$0.28	$0.03	$0.02

Discontinued Operations:
Basic (loss) per share	$(0.12)	$(0.13)	$—

Diluted (loss) per share	$(0.12)	$(0.13)	$—

Net income (loss) per share:

Basic income (loss) per share	$0.16	$(0.10)	$0.02

Diluted income (loss) per share	$0.16	$(0.10)	$0.02

Weighted average common shares used in determining income (loss) per share:

Basic	13,091	13,945	14,538
Diluted	13,263	13,945	14,838

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.6       Consolidated Statements of Stockholders’ Deficiency

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency	TotalComprehensive Income (Loss)

Balance at December 31, 2000	$113	$220,622	$80	—	$(232,925)	$(12,110)	$—

Issuance of common stock	8	219	—	—	—	227	—
Legal settlement	19	(2,819)	—	—	—	(2,800)	—
Minimum pension liability	—	—	(461)	—	—	(461)	(461)
Translation adjustments	—	—	20	—	—	20	20
Net income	—	—	—	—	2,132	2,132	2,132

Balance at December 31, 2001	140	218,022	(361)	—	(230,793)	(12,992)	$1,691

Issuance of common stock	3	74	—	—	—	77	—
Minimum pension liability	—	—	(457)	—	—	(457)	(457)
Exercise of stock options	1	8	—	—	—	9	—
Unearned compensation	6	147	—	(153)	—	—	—
Amortization of unearned compensation	—	—	—	62	—	62	—
Translation adjustments	—	—	(131)	—	—	(131)	(131)
Net loss	—	—	—	—	(1,350)	(1,350)	(1,350)

Balance at December 31, 2002	$150	$218,251	$(949)	$(91)	$(232,143)	$(14,782)	$(1,938)

Issuance of common stock	2	18	—	—	—	20	—
Issuance of warrants	—	42	—	—	—	42	—
Legal settlement	—	(199)	—	—	—	(199)	—
Minimum pension liability	—	—	(87)	—	—	(87)	(87)
Amortization of unearned compensation	—	—	—	38	—	38	—
Translation adjustments	—	—	29	—	—	29	29
Net loss	—	—	—	—	353	353	353

Balance at December 31, 2003	$152	$218,112	$(1,007)	$(53)	$(231,790)	$(14,586)	$295

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.7       Consolidated Statements of Cash Flows

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$2,132	$(1,350)	$353
Loss from discontinued operations	2,787	746	—
Loss (gain) on disposal of discontinued operations	(1,262)	1,021	—

Income from continuing operations	3,657	417	353

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities, net of business acquisitions and dispositions:
Gain on creditor settlements	(1,377)	—	—
Gain on sale of GSI	(245)	—	—
Gain on IRS settlement	—	—	(262)
Amortization of intangibles	731	134	38
Depreciation and amortization	550	515	474
Amortization of debt discount	171	170	44
Stock option compensation expense	—	62	—
Provision for doubtful accounts receivable and inventory	47	89	66
Changes in assets and liabilities:
Decrease in receivables	1,697	592	469
(Increase) decrease in inventories	(13)	30	—
(Increase) decrease in prepaids and other asset	(110)	327	(185)
(Increase) decrease in other assets	(6)	68	(67)
(Decrease) increase in accounts payable and customer deposits	(4,699)	(445)	366
(Decrease) increase in accrued liabilities	(255)	(522)	1,052
(Decrease) increase in income taxes payable	20	(151)	(4)
(Decrease) increase in unearned revenue	(2,051)	1,700	(484)
(Decrease) increase in other liabilities	452	42	(421)

Net cash provided by (used in) continuing operations	(1,431)	3,028	1,439
Net cash provided by (used in) discontinued operations	(17)	(2,509)	—

Net cash provided by (used in) operating activities	(1,448)	519	1,439

Cash flows from investing activities:
Capital expenditures	(158)	(101)	(346)
Payments received on note receivable	2,495	500	250
Software development costs	(861)	(896)
Acquisition of unconsolidated subsidiary	—	—	(79)

Net cash provided by (used in) investing activities	2,337	(462)	(1,071)

Cash flows from financing activities:
Repayments of long-term debt	(321)	(102)	(239)
Repayments of Bridge Loan	(220)	—	—
Net decrease in line of credit	(155)	(623)	—

Net cash used in financing	(696)	(725)	(239)

Effect of exchange rate changes on cash	12	(11)	(10)

Net increase (decrease) in cash	205	(679)	119

Cash at beginning of year	1,019	1,224	545
Cash at end of year	$1,224	$545	$664

Cash paid during the period for:
Interest	$1,504	$990	$826
Income taxes	$96	$176	$6

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

Liquidity

Although the Company has a net stockholders’ deficiency of $14,586,000 and a working capital deficit of $10,399,000 (which includes subordinated debt due to CSA of $2,800,000, see note 7) at December 31, 2003, the Company believes it will continue to generate sufficient funds from operations and obtain additional financing or restructure its subordinated note with CSA to meet its operating and capital requirements for at least the next 12 months.  The Company is currently in negotiations with CSA to restructure the terms of the existing debt, including extending the maturity date.  The Company expects to generate positive cash flow from its continuing operations during 2004 from shipping out products and services from its current backlog as of December 31, 2003 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was not in compliance with but received waivers for its covenants through December 31, 2004 (see note 7).  There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to change such covenants, but there is no assurance that the Company will be able to successfully change the covenants.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes are  uncollectible.  The Company also records additional allowances based upon certain percentages of our aged receivables, which are determined based on historical experience and or assessment of the general financial conditions affecting our customer base.  If the Company’s actual collection experience changes, revisions to its allowance may be required.  Any unanticipated change in the Company’s customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on its results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are valued at the lower of first in, first out cost or market.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from 3 to 5 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.  Expenditures for additions and major improvements are capitalized.  Repairs and maintenance costs are charged to operations as incurred.  Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected, undiscounted cash flows.

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

However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which requires that the Company cease amortization of goodwill and all intangible assets having indefinite useful economic lives. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

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

At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 12. Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for years ended December 31, 2001, 2002 and 2003, consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share or net income and net income and net income per share would have increased or decreased respectively.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

		Years ended December 31,
		(in thousands, except per share data)
		2001	2002	2003

Net income (loss):	As reported	$2,132	$(1,350)	$353
	Add: Stock-based employee compensation expense recorded	—	62	—
	Less: Stock based employee compensation expense determined under fair value calculations	(793)	(193)	(67)
	Pro forma	$1,339	$(1,481)	$286

Basic income (loss) per share:	As reported	$0.16	$(0.09)	$0.02
	Add: Stock-based employee compensation expense recorded	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(0.06)	(0.01)	—
	Pro forma	$0.10	$(0.10)	$0.02

Diluted income (loss) per share:	As reported	$0.16	$(0.09)	$0.02
	Add: Stock-based employee compensation expense recorded	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(0.06)	(0.01)	—
	Pro forma	$0.10	$(0.10)	$0.02

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

There were no material net foreign currency transaction gains (losses) in 2001, 2002 and 2003.  These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Software Development Costs

All costs incurred to establish the technological feasibility of software products to be sold to others are expensed as research and development. Once technological feasibility has been established, all software production costs are capitalized. Amortization is computed on an individual product basis and is recognized over the greater of the remaining economic lives of each product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product, commencing when the products become available for general release to customers.  Software development costs are generally amortized over a three-year period.  The Company continually assesses the recoverability of software development costs by comparing the carrying value of individual products to their net realizable value.

The Company capitalized $861,000 and $896,000 of software development costs during 2002 and 2003 respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  Although we have not yet sold any of the modules to this suite of applications, we believe that these new products will produce new sales adequate to recover amounts capitalized.  We expect that certain of our new products will be available for general release during the third quarter of 2004 at which time amortization of such costs shall commence.

Research and Development Costs

During 2001, 2002, and 2003, we incurred $4,209,000, $3,307,000 and $2,828,000 respectively (net of capitalized software of $861,000 and $896,000 for 2002 and 2003, respectively) for research and development activities, which are expensed as incurred.  Our research and development expenditures related to the support and extension of existing software products and the development of new products.

Fair Value of Financial Instruments

As of December 31, 2002 and 2003, the carrying value of cash receivables, notes receivable, accounts payable, accrued liabilities, income taxes payable and other liabilities approximate fair value due to the short-term nature of such instruments.  The carrying value of long-term debt, including the Company’s line of credit, approximates fair value as the related interest rates approximate rates currently available to the Company.

Income (Loss) per Share of Common Stock

Basic and diluted income  (loss) per share is computed using the weighted average shares of common stock outstanding during the period.  Consideration is also given in the dilutive income per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options and warrants.

Recent Accounting Pronouncements

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company’s adopting the provisions of FAS 146 for exit or disposal activities did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detail disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual period ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 have not had an impact on our results of operations or financial position.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures herein.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003.  The Company will apply the provisions of SFAS 149 to future contracts entered into or future hedging relationships, if any.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003.  The adoption of SFAS 150 did not have a significant impact on the Company’s financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements. The Company was previously following the requirements provided under SAB 104 and, accordingly, the implementation of this pronouncement had no impact on the Company’s financial position or results of operations as reported.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.  Management did not elect to adopt FIN 46-R early and will need to review and assess the effects, if any, FIN 46-R will have on the Company’s financial statements, but we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of  SFAS No. 87, 88 and 106, and a revision of SFAS No.132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

NOTE 2 – INVENTORIES, NET

Inventories are summarized as follows:

	December 31,
	(in thousands)
	2002	2003

Finished goods	$45	$39
Replacement parts	15	8

	$60	$47

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

During the fourth quarter of 2002, the Company successfully sold its Process Manufacturing and Legacy businesses (see note 5).

In accordance with SFAS No. 144, the Company has reflected all of the assets and liabilities of Process Manufacturing and Legacy in the consolidated balance sheets as held for sale and the operating results of these businesses have been reflected as discontinued operations in the consolidated statements of operations for all periods presented.

Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):

	2001	2002

Revenue	$5,078	$2,344
Loss, net of tax of zero	(1,525)	(1,767)

NOTE 4 – FURNITURE, FIXTURES AND EQUIPMENT

The major classes of furniture, fixtures and equipment are as follows:

	2002	2003
	(in thousands)

Furniture, fixtures and equipment	$3,238	$914
Office equipment	2,542	793
Leasehold improvements	246	247
Total	6,026	1,954

Less: accumulated depreciation and amortization	(5,183)	(1,196)

	$843	$758

During 2003, the Company moved its corporate office and wrote off certain fully depreciated assets that were disposed of pursuant to the move.

NOTE 5 – ACQUISITIONS, DIVESTITURE, AGREEMENTS AND FINANCING

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

Included in the acquired assets of HSS was a 35% interest in AMDB, an online reservation service, originally purchased by HSS for $66,000.  On February 20, 2003, the Company entered into an agreement whereby it acquired the remaining 65% for $79,000 payable over 6 month installments.  The net liabilities of $15,000 acquired are used to support an online reservation service related to hotel information systems.  The Company recorded $159,000 of goodwill in connection with the acquisition of AMDB.  Pro forma results of operations as if this acquisition had occurred at the beginning of 2002 and 2003 are not shown because its impact would have been immaterial.

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

On April 6, 2001 the Company entered into an agreement with the maker of the Notes whereby the maker reconveyed 100% of the Common Stock of GSI to the Company for the purpose of selling GSI to a third party. In connection with the agreement, the Company canceled the Notes and entered into a new $1.1 million secured promissory note with the same party. The maker will be paid a commission of 30% of cash receipts from the third party, which will be first applied to the $1.1 million note and paid in cash to the maker thereafter. On July 27, 2001, the Company entered into an Asset Purchase Agreement (“Agreement”) with the third party for approximately $3.2 million whereby all of the assets of GSI were acquired and all of the liabilities assumed, except for approximately $300,000 of obligations, which will remain with GSI.  The payment terms under the Agreement required a $1 million non-refundable cash payment to the Company, which was received on July 27, 2001 and a $1.5 million payment, which was received in December 2001.  The Company also received a secured promissory note in the amount of $750,000, of which $500,000 was received in December 2002 and $250,000 in January 2003. The third party was also required to pay an additional $250,000 subject to a maximum $250,000 reduction pursuant to the resolution of certain uncertainties as of the date of the Agreement, which, as part of the settlement, in January 2003 the Company received $46,000.  Due to the uncertainty of collecting the unsecured amount of $250,000, gain recognition on that part of the proceeds was deferred until collection was assured.  The Company recorded a gain on the sale of GSI of $245,000 in the fourth quarter of 2001, which is included in other operating expense (income) in the accompanying consolidated statements of operations.

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

MAI Canada

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations, including all legacy divisions, to the management of this subsidiary pursuant to a stock purchase agreement.  In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and install the Company’s hospitality products in Canada.  The sale resulted in a loss of approximately $630,000, which is included in the loss on disposal of discontinued operations.  Prior to the sale, the Canadian operations incurred a net income (loss) of $910,000 and ($305,000) during 2001 and 2002, respectively, which is included in loss from discontinued operations in the accompanying statements of operations.

Process Manufacturing

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000.  The sale resulted in a loss of approximately $391,000, which is included in the loss on disposal of discontinued operations.  Prior to the sale, Process Manufacturing operations incurred a net loss of $3,736,000 and $441,000 during 2001 and 2002, respectively, which is included in loss from discontinued operations in the accompanying statements of operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill and capitalized software.  Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years.  However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, (“SFAS No. 142”) which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives.  The Company determined that there was no impairment upon adoption.   Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  At December 31, 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Net income and net income per share for 2001 adjusted to exclude amortization expense is as follows:

Year Ending December 31, 2001
(in thousands)
Net income:
Reported net income	$2,132
Goodwill amortization	420

Adjusted net income	$2,552

Basic net income per share:
Reported basic net income per share	$0.16
Goodwill amortization	0.03

Adjusted basic net income per share	$0.19

Diluted net income per share:
Reported diluted net income per share	$0.16
Goodwill amortization	0.03

Adjusted diluted earnings per share	$0.19

Income from continuing operations:
Reported income from continuing operations	$3,657
Goodwill amortization	420

Adjusted income from continuing operations	$4,077

Basic income per share from continuing operations:
Reported basic income per share from continuing operations	$0.28
Goodwill amortization	0.03

Adjusted basic net income per share from continuing operations	$0.31

Diluted income per share from continuing operations:
Reported diluted net income per share from continuing operations	$0.28
Goodwill amortization	0.03

Adjusted diluted income per share from continuing operations	$0.31

Income (Loss) from discontinued operations:
Reported loss from discontinued operations	$(1,525)
Goodwill amortization	1,233

Adjusted income (loss) from discontinued operations	$(292)

Basic income (loss) per share from discontinued operations:
Reported basic loss per share from discontinued operations	$(0.12)
Goodwill amortization	0.10

Adjusted basic income per share from discontinued operations	$(0.02)

Diluted income (loss) per share from discontinued operations:
Reported diluted loss per share from discontinued operations	$(0.12)
Goodwill amortization	0.10

Adjusted diluted income (loss) per share from discontinued operations	$(0.02)

Goodwill and capitalized software as of December 31, 2002 and 2003 are as follows:

	December 31,
	(in thousands)
	2002	2003

Goodwill	$962	$1,121
Accumulated amortization	—	—
Goodwill, net	962	1,121

Capitalized software	2,180	1,755
Accumulated amortization	(1,319)	—
Capitalized software, net	861	1,755

Total	$1,823	$2,876

Net goodwill is comprised of $665,000 on the purchase of Hotel Information Systems Inc. (HIS) in 1996,  $297,000 on the purchase of HSS in 2002 and $159,000 on the purchase of AMDB in 2003 (see note 5).

The Company’s weighted average amortization period for capitalized software is expected to be three years.  The following table shows the estimated amortization expense for these assets for each of the four succeeding years:

Year Ending December 31,
(in thousands)
2004	$293
2005	585
2006	585
2007	292
$1,755

NOTE 7 – LONG-TERM DEBT

Wamco 32 Ltd.

On January 13, 2003, the Company re-negotiated the terms of its credit facility with Coast Business Credit (“Coast”) whereby the outstanding balance of $1,828,000 was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003.  On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast’s assets for sale to third parties.  On May 15, 2003, the loan was sold to Wamco 32, Ltd. (“Wamco”).  This sale of the loan by the FDIC did not change any of the terms of the Company’s loan agreement.

The loan matures on February 28, 2005, at which time all remaining principal and accrued interest is due and payable.  The Company will also be required to pay Wamco additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the year-ended December 31, 2003, there are no additional principal payments required under the EBITDA-based formula.  The consolidated balance sheet as of December 31, 2002 and 2003 reflects the re-class of the secured revolving credit facility to a term loan.  As of December 31, 2002 and 2003, the balance of the term loan was $1,801,000 and $1,366,000 respectively.

The loan, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of .34 to 1.00 and minimum debt service coverage ratio of 1.25 to l.00.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.  The Company was not in compliance with but received waivers for such covenants through December 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.  The Company is currently negotiating with Wamco to change such covenants, but there is no assurance that the Company will be able to successfully change the covenants.

Canyon Capital Management LP

On January 13, 2003, the Company modified its 11% subordinated notes payable agreement with Canyon Capital Management LP (“Canyon”), whereby the Company is required to make monthly interest payments of $52,000 until the

Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term.  Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  Additionally, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.  The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 at December 31, 2002 and 2003.

CSA Private Limited

In connection with a settlement agreement with CSA Private Limited (“CSA”), the Company issued $2.8 million of subordinated debt to CSA. The $2.8 million of debt is secured by all of the Company’s assets, which is subordinate to Wamco and Canyon,  accrues interest at 10% per annum and requires payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest is to be paid in full. The balance outstanding on the subordinate debt to CSA was $2,800,000 at December 31, 2002 and December 31, 2003.

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

CSA has not formally notified the Company of its default.   As of December 31, 2002 and 2003, accrued interest relating to the CSA subordinated debt was $408,000 and $744,000 respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Tax Claims

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s 1993 Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which is included in income tax benefit. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003, the debt balance was $428,000.

Long-term debt outstanding is as follows:

	December 31,
	(in thousands)
	2002	2003

11% subordinated debt, net of discount of $28,000 and 50,000, respectively	$5,634	$5,612
10% subordinated debt	2,800	2,800
9.25% debt	1,801	1,366
Tax Claims	—	428
Other	288	575
	10,523	10,781
Less: current installments	(3,289)	(3,646)

Non-current portion	$7,234	$7,135

Aggregate maturities of long-term debt are as follows:

Year Ending December 31,
(in thousands)
2004	$3,646
2005	2,238
2006	1,990
2007	2,124
2008	449
Thereafter	334
$10,781

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2002	2003
	(in thousands)

Salaries, wages and commissions	$289	$960
Accrued insurance & sales taxes	133	85
Accrued vacation	417	409
Accrued interest	416	747
Other	752	858

Total	$2,007	$3,059

NOTE 9 - INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	(in thousands)
	2001	2002	2003

U.S.	$3,829	$702	$454
Foreign	4	(255)	(412)

Total	$3,833	$447	$42

The income tax provision (benefit) is comprised of the following:

	Years Ended December 31,
	(in thousands)
	2001	2002	2003
Current:
U.S. Federal	$81	$—	$(326)
State	—	3	6
Foreign	95	27	9
	176	30	(311)
Deferred:
U.S. Federal	—	—	—
Foreign	—	—	—
	—	—	—

Total	$176	$30	$(311)

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	(in thousands)
	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$21,521	$21,521
Furniture, fixture and equipment	—	69
Inventory write-downs	2	10
Allowance for doubtful accounts	144	58
Capitalized software and intangibles	370	363
Accrued expenses	179	167
Other	151	—

	22,367	22,188
Less: valuation allowance	(22,367)	(22,188)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences where it is not more likely than not the Company will receive future tax benefits.  The net change in the valuation allowance for the years ended 2001, 2002 and 2003 was $(774,000), $(3,806,000) and $(179,000), respectively.

As of December 31, 2003, the Company has Federal and state net operating losses (NOL) carryovers of approximately $63,000,000 and $3,000,000 respectively.  These NOL carryovers will expire in the years 2004 through 2020.  The Company’s utilization of a portion of its NOL carryovers is subject to various uncertainties including an annual limitation under Section 382 of the Internal Revenue Code.  The amount of this limitation is not known at this time.

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

The provision (benefit) for income taxes differs from the amount computed by applying the Federal corporate income tax rate of 34% to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	(in percentages)
	2001	2002	2003

Statutory tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(36.1)	(679.6)	(426.2)
Amortization and write-off of intangibles	3.7	—	—
Expiration of state NOLs	—	5.0	—
Effect of foreign operations	2.5	610.8	333.2
Adjustments of NOL carry forwards and deferred tax assets pursuant to the finalization of theIRS examination and other analysis	—	—	(775.8)
Change in estimates	—	—	94.3
Other	0.5	36.5	—

Effective tax rate	4.6%	6.7%	(740.5)%

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and possibly withholding taxes payable to the foreign countries, but may be able to offset unrecognized foreign tax credit carryforwards.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associate with its hypothetical calculation.

NOTE 10 - GEOGRAPHIC AREA INFORMATION

Information with respect to the Company’s operations by significant geographic area is set forth below.  “Other foreign” includes operations in Mexico.  “Asia” includes operations in Singapore, Malaysia and Hong Kong.

	2001	2002	2003
Revenue from unaffiliated customers (based on subsidiary location):
United States	$19,351	$17,592	$15,439
Asia	2,585	2,783	2,871
Canada	584	452	—
United Kingdom	1,248	1,110	1,024
Other foreign	—	—	12

	$23,768	$21,937	$19,346

United States revenue from foreign affiliates	$343	$298	$313
Operating income (loss):
United States	$5,358	$2,256	$2,010
Asia	(32)	70	185
Canada	23	6	—
United Kingdom	61	(176)	(463)
Other foreign	(49)	(155)	(130)

	$5,361	$2,001	$1,602

Identifiable assets:
United States	$6,233	$4,329	$4,985
Asia	909	1,352	1,159
Canada	383	—	—
United Kingdom	505	422	314
Other foreign	258	74	72

	$8,288	$6,177	$6,530

Long-lived assets:
United States	$2,862	$2,315	$3,109
Asia	28	492	541
United Kingdom	36	46	38
Canada	18	—	—
Other foreign	12	7	4

	$2,956	$2,860	$3,692

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

NOTE 11 - BUSINESS SEGMENT INFORMATION

The Company evaluates performance of each segment based on operating income for fiscal years ending December 31, 2001, 2002, and 2003.

Year Ending December 31,
(in thousands)

2003:
	Hospitality	Discontinued Operations	Total
Revenues from:
Hardware	$485	$—	$485
Software	3,855	—	3,855
Professional Services	15,006	—	15,006
Total Revenues	19,346	—	19,346
Operating Income	1,602	—	1,602

Total Assets	6,530	—	6,530

2002:
	Hospitality	Discontinued Operations	Total
Revenues from:
Hardware	$996	$—	$996
Software	4,585	—	4,585
Professional Services	16,356	—	16,356
Total Revenues	21,937	—	21,937
Operating Income	2,001	—	2,001

Total Assets	6,177	—	6,177

2001:
	Hospitality	Discontinued Operations	Total
Revenues from:
Hardware	$789	$—	$789
Software	5,329	—	5,329
Professional Services	17,650	—	17,650
Total Revenues	23,768	—	23,768
Operating Income	5,361	—	5,361

Total Assets	7,471	817	8,288

Customers

During 2001, 2002 and 2003, the Joint Armed Services was the only customer accounting for ten percent or more of our revenues. Total revenue from the Joint Armed Services for 2001, 2002 and 2003 was $2,937,000, $2,880,000 and $3,535,000, respectively.

NOTE 12 - STOCKHOLDERS’ DEFICIENCY

Stock Option Plans

The Company adopted the MAI Systems Corporation 1993 Stock Option Plan (the “1993 Plan”) which became effective on January 27, 1994.  Under the 1993 Plan, 2,500,000 authorized shares of Common Stock are reserved for issuance of options. Options under the 1993 Plan may be granted at exercise prices determined by the Compensation Committee of the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Common Stock on the date of grant.  At December 31, 2003, 1,691,500 and 1,291,833 options under the 1993 Plan were outstanding and exercisable, respectively, and the weighted-average exercise price of these options was $1.28.

In July 1995, the Board of Directors adopted the Non-Employee Director’s Stock Option Plan (the “Director’s Plan”).

Under the Director’s Plan, certain directors who are not employees of the Company or any affiliate of the Company are eligible to receive stock options.  The Director’s Plan provides that each non-employee director is also granted an option to purchase 6,250 shares of Common Stock on the date of each annual meeting of the Company’s stockholders at which the director is reelected to the Company’s Board.  These options vest 25% on the date of each subsequent annual meeting of the Company’s stockholders which the director is reelected to the Board.  The number of shares of Common Stock reserved for issuance pursuant to the Director’s Plan is 250,000 shares.  The exercise price shall not be lower than the fair market value of the Common Stock on the date of grant.  As of December 31, 2003, 137,500 and 96,875 options under the Director’s Plan were outstanding and exercisable, respectively, and the weighted-average exercise price of these options was $2.11.

At December 31, 2003, there were 394,147 additional shares available for grant under the stock option plans.  The per share weighted-average fair value of stock options granted during 2001 and 2002 and was $0.32 and $0.22, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 and 2002– risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years.

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

The following is a summary of stock option activity under the Company’s stock option plans:

	Number of shares	Weighted-average Exercise price

Options outstanding at December 31, 2000	1,429,501	$1.99

Granted	396,250	0.32
Canceled	(155,084)	2.20
Options outstanding at December 31, 2001	1,670,667	$1.58

Granted	499,500	0.34
Exercised	(107,167)	—
Canceled	(41,250)	0.67
Options outstanding at December 31, 2002	2,021,750	$0.79

Canceled	(192,750)	2.28
Options outstanding at December 31, 2003	$1,829,000	$1.10

At December 31, 2003, the exercise prices ranged from $0.28 to $9.75 per share and the weighted-average remaining contractual life of outstanding options under the Company’s stock option plans was 6.9 years.

The following is a summary of stock options as of December 31, 2003:

Range Exercise Prices	Number Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2003

$ 0.28 - $0.63	1,152,250	$7.51	$3.01	718,208
1.00 - 1.65	131,250	4.54	0.97	131,250
2.38 - 2.81	487,500	4.91	0.38	487,500
3.25 - 9.75	58,000	3.92	0.27	51,750

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

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period.  Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.  Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,000 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule.  The unamortized balance as of December 31, 2003 is $53,000 and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Preferred Stock

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

Stock Warrants

On January 13, 2003, in connection with the modification of the subordinated notes payable with Canyon (see note 7), the Company granted one million warrants to Canyon at an exercise price of $0.40 per share valued at $42,000 which is being amortized to interest expense over the term of the modified note.  The warrants vest equally over a period of five years and expire on February 1, 2010.

On April 26, 2002, the Company granted 25,000 warrants to purchase shares of the Company’s common stock to a consultant for services rendered.  The exercise price of the warrants is $0.34 per share.  The warrants vest equally over a  three-year period and have a term of 10 years. The Company recorded no expense related to the granting of warrants to this consultant.

On February 2, 2001, the Company granted 25,000 warrants to purchase shares of the Company’s common stock to a consultant for services rendered.  The exercise price of the warrants is $0.36 per share.  The warrants vest equally over a three-year period and have a term of 10 years. The Company recorded no expense related to the granting of warrants to this consultant.

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

NOTE 13 - EMPLOYEE BENEFITS

Savings Plans

On October 1, 1995, the Company established a Savings and Investment Plan covering substantially all the Company’s domestic employees (the “Domestic Plan”).  The Domestic Plan qualifies under Sections 401(k) and 401(a) of the Internal Revenue Code.  Participating employees are allowed to contribute from 1% to 15% of their annual compensation.  During 2001, 2002 and 2003, the Company did not make contributions to the Domestic Plan.

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

The actuarially computed components of net periodic benefit cost included the following components:

	Year Ended December 31,
	(in thousands)
	2001	2002	2003

Service costs	$—	$—	$—
Interest costs	137	142	143
Amortization of unrecognized loss	—	16	38
Expected return on plan assets	(122)	(107)	(100)

Net periodic pension expense	$15	$51	$81

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statements of operations:

	Years Ended December 31,
	(in thousands)
Change in Benefit Obligation:	2001	2002	2003

Projected Benefit Obligation, beginning of year	$1,859	$1,993	$2,154
Service cost	—	—	—
Interest cost	137	142	143
Benefits paid	(69)	(79)	(83)
Actuarial loss/(gain)	66	98	117

Projected Benefit Obligation, end of year	$1,993	$2,154	$2,331

Change in Plan Assets:

Plan assets, beginning of year	$1,736	$1,531	$1,236
Actual return on plan assets	(190)	(279)	182
Employer contribution	54	63	350
Benefits paid	(69)	(79)	(83)

Plan assets, end of year	$1,531	$1,236	$1,685

Unfunded status	$(461)	$(918)	$(646)
Unrecognized (gain)/loss	538	1,008	1,005

Net amount recognized	$77	$90	$359

The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 7.25%, 6.75%, and 6.25% for 2001, 2002 and 2003, respectively.  The long-term rate of return on assets was 7%, 7%, and 8% for 2001, 2002 and 2003, respectively.

The following table describes the plan asset descriptions and allocation of investment funds:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2002	2003

a. Equity Securities	55.0%	50.0%	56.0%
b. Bond Fund	45.0%	50.0%	44.0%

e. Total	100.0%	100.0%	100.0%

The policy, as established by the Pension Finance Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above.  The assets will be reallocated quarterly to meet the above target allocations.  The investment policy will be reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.  Equity securities are expected to return 10% to 11% over the long-term, while bond funds are expected to return between 4% and 6%.  Based on historical experience, the Committee expects that the Plan’s asset managers will provide a modest (.5% to 1.0% per annum) premium to their respective market benchmark indices.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment, under both month-to-month and fixed-term agreements.  The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more are as follows:

Year Ending December 31,
(in thousands)
2004	$598
2005	569
2006	487
2007	94
2008	64
Thereafter	69
$1,881

Rental expense was approximately $ 1,146,000, $953,000 and $755,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Legal Proceedings

Internal Revenue Service

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which is included in  income tax benefit. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003, the company is current on its payments and the balance outstanding on the settlement was $428,000.

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

Hotel Information Systems, Inc.

On March 25, 2003, the Company entered into a settlement agreement with Hotel Information Systems (“HIS”) and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company.  If the Company is delinquent four times in any twelve month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty.  The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

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

In December 2003, we entered into another settlement agreement with Logix whereby we (i) issued 200,000 free trading shares in exchange for the 200,000 restricted Common Shares from the original settlement agreement in July 2002 (ii) required the Company to make monthly payments totaling $187,500 over a 25 month period and (iii) mutually released each other of all past, present and future claims associated with the lawsuit.

Other Litigation

We were also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Related Party Transactions

Under the terms of a consulting agreement, and subsequent amendments (which expired on August 31, 2003 but which is automatically renewed each year unless proper notice is given between either party), between Orchard Capital Corporation (“Orchard”) and the Company, Orchard provides the services of Richard S. Ressler as the Company’s Chairman. Orchard is paid a consulting fee of $24,000 per month.  The consulting agreement was renewed through August 31, 2004, and the consulting fee was modified to $12,000 per month.

The Company executed a consulting agreement with a member of its Board of Directors, Zohar Loshitzer, for the purpose of providing technology advisory services for the Company at its Process Manufacturing Division.  The consulting agreement commenced in August 2000 and was on a month-to-month basis at the rate of $16,667 per month.  The Company paid Mr. Loshitzer approximately $161,000 in 2001.  As of December 31, 2001 Mr. Loshitzer had completed his services on behalf of the Company.

At December 31, 2001, the Company was indebted to its Chief Financial Officer for $94,000 for unreimbursed Company related expenses paid by the Chief Financial Officer on the Company’s behalf.  These expenses mainly relate to the travel costs for the Company’s professional service personnel and were fully paid in 2002.  There were no unreimbursed Company related expenses owed to the our Chief Financial Officer in 2003.

NOTE 15 - INCOME (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted income (loss) per share under the provisions of  SFAS No. 128.

	Year Ending December 31,
	(in thousands)
	2001	2002	2003
Numerator:
Numerator for basic and diluted income (loss) per share – net income (loss)	$2,132	$(1,350)	$353

Denominator:
Denominator for basic income (loss) per share – weighted average number of common shares outstanding during the period	13,091	13,945	14,538

Incremental common shares attributable to restricted stock grants and to the exercise of outstanding options and warrants	172	—	300

Denominator for diluted income (loss) per share	13,263	13,945	14,838

Basic income (loss) per share	$0.16	$(0.10)	$0.02

Diluted income (loss) per share	$0.16	$(0.10)	$0.02

The computation does not consider the additional shares of Common Stock, which may be issued in connection with past acquisitions (see Note 5).  The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were 1,648,272, 2,676,355 and 3,104,000 in 2001, 2002 and 2003, respectively.

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except share data)

	1st Quarter 2002	2nd Quarter 2002	3rd Quarter 2002	4th Quarter 2002	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003

Revenue	$5.7	$5.5	$5.7	$5.0	$5.2	$4.8	$4.8	$4.6
Gross Profit	3.8	3.7	3.9	3.7	3.7	3.5	3.5	3.1
Income (loss) fromcontinuing operations	0.2	0.3	0.1	(0.2)	0.3	(0.1)	0.1	0.1
Income (loss) from discontinued operations	0.1	0.1	(0.2)	(1.7)	—	—	—	—
Net income (loss)	0.3	0.3	(0.2)	(1.8)	0.3	(0.1)	0.1	0.1

Income (loss) per share:
Continuing Operations:
Basic	$0.02	$0.02	$0.00	$0.01	$0.02	$(0.01)	$0.01	$—
Diluted	0.02	0.02	0.00	0.01	0.02	(0.01)	0.01	—

Discontinued Operations:
Basic	0.00	0.01	(0.01)	(0.12)	—	—	—	—
Diluted	0.00	0.01	(0.01)	(0.12)	—	—	—	—

Income (loss) per share:
Basic	0.02	0.02	(0.01)	(0.13)	0.02	(0.01)	0.01	—
Diluted	0.02	0.02	(0.01)	(0.13)	0.02	(0.01)	0.01	—

Weighted average common shares used in determining income (loss) per share (in thousands):

Basic	13,656	13,852	14,119	14,154	14,426	14,426	14,575	14,575

Diluted	13,663	14,361	14,569	14,604	14,876	14,426	14,875	14,875

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Reductions Due to Sale of Subsidiary	Write-offs	Balances End of Year

Year ended December 31, 2001:
Allowance for doubtful accounts	$1,148	$47	$—	$(172)	$1,023

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,023	$89	$(103)	$(673)	$336

Year ended December 31, 2003:
Allowance for doubtful accounts	$336	$52	$—	$(53)	$335