Form 10-Q
period 2004-03-31
MAI SYSTEMS CORP
filed 2004-05-20
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 2004
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

Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on May 14, 2004 was $3,228,665.

The number of shares of common stock issued, outstanding and subscribed as of May 14, 2004 was 14,675,752.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(in thousands, except share data)
	As of December 31, 2003 (a)	As of March 31, 2004

ASSETS

Current assets:
Cash	$664	$510
Receivables, less allowance for doubtful accounts of $335 in 2003 and $428 in 2004	1,313	2,477
Inventories	47	47
Prepaids and other assets	814	888

Total current assets	2,838	3,922

Furniture, fixtures and equipment, net	758	694
Intangibles, net	2,876	3,197
Other assets	58	76

Total assets	$6,530	$7,889

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of long-term debt	$3,646	$878
Accounts payable	904	1,218
Customer deposits	2,334	1,825
Accrued liabilities	3,059	2,209
Income taxes payable	85	101
Unearned revenue	3,209	4,889

Total current liabilities	13,237	11,120

Long-term debt	7,135	10,511
Other liabilities	744	690

Total liabilities	21,116	22,321

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 14,875,752 shares issued, outstanding and subscribed at December 31, 2003 and March 31, 2004.	152	152
Additional paid-in capital	218,112	218,112
Accumulated other comprehensive loss
Minimum pension liability	(1,005)	(1,005)
Foreign currency translation	(2)	(23)
Unearned Compensation	(53)	(44)
Accumulated deficit	(231,790)	(231,624)

Total stockholders’ deficiency	(14,586)	(14,432)

Total liabilities and stockholders’ deficiency	$6,530	$7,889

(a)   Derived from the December 31, 2003 audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	(in thousands, except per share data)
	2003	2004
Revenue:
Software	$1,130	$1,289
Network and computer equipment	149	74
Services	3,907	3,809
Total revenue	5,186	5,172

Direct costs:
Software	207	321
Network and computer equipment	91	60
Services	1,174	1,069
Total direct costs	1,472	1,450

Gross profit	3,714	3,722

Selling, general and administrative expenses	2,531	2,348
Research and development costs	682	892
Other operating expense (income)	(51)	3

Operating income	552	479

Interest income	1	—
Interest expense	(350)	(291)
Other non-operating expense	—	(16)

Income before income taxes	203	172

Income tax benefit (expense)	59	(6)

Net income	$262	$166

Net income per share:

Basic income per share	$0.02	$0.01

Diluted income per share	$0.02	$0.01

Weighted average common shares used in determining income per share:

Basic	14,426	14,575
Diluted	14,876	14,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	(in thousands)
	2003	2004

Net cash provided by (used in) operating activities:	$(35)	$466

Cash flows used in investing activities:
Proceeds from note receivable	250	—
Capital Expenditures	(128)	(66)
Capitalized software development costs	(229)	(321)
Net cash used in investing activities	(107)	(387)

Cash flows from financing activities:
Repayments on long-term debt	(103)	(230)
Net cash used in financing activities	(103)	(230)

Net cash used in operations	(245)	(151)

Effect of exchange rate changes on cash	—	(3)

Net change in cash	(245)	(154)

Cash at beginning of period	545	664

Cash at end of period	$300	$510

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

Notes to Condensed Consolidated Financial Statements

Three Months ended March 31, 2004

(Unaudited)

NOTE 1  -  BASIS OF PRESENTATION

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

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and these financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the SEC.

NOTE 2 - LIQUIDITY

Although the Company has a net stockholders’ deficiency of $14,432,000 and a working capital deficit of $7,198,000 at March 31, 2004, the Company expects to generate positive cash flow from its continuing operations during 2004 from shipping out products and services from its current backlog as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was in compliance with the amended debt covenants as of and for the period ending March 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.

NOTE 3  -  INVENTORY

Inventories are summarized as follows:

	(dollars in thousands)
	December 31, 2003	March 31, 2004

Finished goods	$39	$40
Replacement parts	8	7
	$47	$47

NOTE 4  -  BUSINESS ACQUISITIONS

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

NOTE 5 -  LONG TERM DEBT

Wamco 32 Ltd.

On January 13, 2003, the Company re-negotiated the terms of its credit facility with Coast Business Credit (“Coast”) whereby the outstanding balance of $1,828,000 was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003.  On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast’s assets for sale to third parties.  On May 15, 2003, the loan was sold to Wamco 32, Ltd. (“Wamco”).  This sale of the loan by the FDIC did not change any of the terms of the Company’s loan agreement.  The Company is required to pay Wamco additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the period ended March 31, 2004, there are no additional principal payments required under the EBITDA-based formula.

On April 9, 2004, the Company successfully re-negotiated the terms of its loan whereby the maturity date was extended to February 28, 2006.  In addition, various restrictions and covenants, pursuant to the inter-creditor agreement between Canyon and Wamco, were amended to modify the financial covenants to a  minimum quick ratio of  0.20 to 1.00 and a minimum debt coverage ratio of 0.50 to 1.00 effective for the three month period ended March 31, 2004 and for each and every fiscal quarter ending thereafter.  The Company was in compliance with the amended debt covenants as of and for the period ending March 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.  As of December 31, 2003 and March 31, 2004, the balance of the term loan was $1,366,000 and $1,175,000 respectively.

Canyon Capital Management LP

On January 13, 2003, the Company modified its 11% subordinated notes payable agreement with Canyon Capital Management LP (“Canyon”), whereby the Company is required to make monthly interest payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term.  Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  Additionally, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.  The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 at December 31, 2003 and March 31, 2004.

CSA Private Limited

In connection with a settlement agreement in February 2001 with CSA Private Limited (“CSA”), the Company issued $2.8 million of subordinated debt to CSA.  The $2.8 million of debt was secured by all of the Company’s assets, which was subordinate to Wamco and Canyon, accrued interest at 10% per annum and required payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest was to be paid in full.

The agreement with CSA was amended whereby the Company was required to make payments under the subordinated note unless and until it paid $1 million by December 31, 2002.  Upon payment of the $1 million, contractual payments under the subordinated note would have ceased until a final payment in the amount of $400,000 is paid by February 28, 2003.  If the Company did not make all of the modified payments to CSA, the subordinated note would revert back to its original terms.  The Company did not make the modified payment and have not made any payments since September 2002.  CSA did not formally notify the Company of its default.

On April 9, 2004, the Company successfully amended its agreement with CSA whereby the principal balance and accrued interest through March 31, 2004, totaling $3,633,000, were converted to two new notes.  The first note for $500,000 accrues interest at 10% per annum and provides for monthly payments of $10,000 until the Wamco and Canyon debt is paid in full.  Thereafter, the note provides for monthly payments in an amount equal to the greater of i) $10,000 or ii) the amount required to fully amortize all remaining principal and interest in 24 equal monthly payments.  The second note for $3,133,000 (“Other note”) also accrues interest at 10% per annum and provides for monthly payments of $7,500, or such other interest amount, not to exceed $10,000 per month, that Wamco and Canyon will allow.  Under the terms of the amended subordination agreement between Wamco, Canyon and CSA, all payments under the new notes are subordinated to the payment in full of the Wamco and Canyon loan agreements.

On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial / Operation Officer (“Investor Group”), acquired 2,433,333 of the Company’s common stock held by CSA and the Other Note for $1 million in cash  (see Note 13).

Tax Claims

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s 1993 Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which was included in income tax benefit in the fourth quarter of 2003.  In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003 and March 31, 2004, the debt balance was $428,000 and $412,000, respectively.

In connection with the settlement agreement with the Service, the Company’s 1993 Chapter 11 proceedings were officially closed pursuant to Court order effective as of September 30, 2003.

NOTE 6  -  RESTRICTED STOCK PLAN

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

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period.  Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.  Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,000 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule.  The unamortized balance as of March 31, 2004 is $44,000 and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

NOTE 7 -  PREFERRED STOCK

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

NOTE 8 -  INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill and capitalized software.  Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years.  However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, (“SFAS No. 142”) which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives.  The Company determined that there was no impairment upon adoption.   Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  At March 31, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Goodwill and capitalized software as of December 31, 2003 and March 31, 2004 are as follows:

	(dollars in thousands)
	December 31, 2003	March 31, 2004

Goodwill	$1,121	$1,121
Accumulated amortization	—	—
Goodwill, net	1,121	1,121

Capitalized software	1,755	2,076
Accumulated amortization	—	—
Capitalized software, net	1,755	2,076

Total	$2,876	$3,197

Net goodwill is comprised of $665,000 on the purchase of Hotel Information Systems Inc. (HIS) in 1996,  $297,000 on the purchase of HSS in 2002 and $159,000 on the purchase of AMDB in 2003 (see Note 3).

The Company’s weighted average amortization period for capitalized software is expected to be three years.  The Company expects that certain of our new products will be available for general release during the third quarter of 2004 at which time amortization of such costs shall commence.  The following table shows the estimated amortization expense for these assets for each of the five succeeding years:

Year Ending December 31, (in thousands)
2004	$346
2005	692
2006	692
2007	692
2008	346
$2,076

NOTE 9 -  INCOME PER SHARE

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings  per share under the provisions of SFAS 128:

	For The Three Months Ended March 31,
	2003	2004
	(in thousands, except per share data)
Numerator:

Numerator for basic and diluted earnings per share – net income	$262	$166

Denominator:

Denominator for basic earnings per Share-weighted average number of Common shares outstanding during the period	14,426	14,575

Incremental common shares attributable To exercise of outstanding options	450	300

Denominator for diluted earnings Per share	14,876	14,875

Basic earnings per share	$0.02	$0.1

Diluted earnings per share	$0.02	$0.1

The computation does not consider the additional shares of common stock which may be issued in connection with past acquisitions.  The number of anti-dilutive options and warrants that were excluded from the computation of incremental common shares were 3,676,355 and 3,104,000 in 2003 and 2004, respectively.

NOTE 10  -  STOCK OPTION PLANS

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

At March 31, 2004, the Company had two stock-based employee compensation plans.  The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three-month periods ended March 31, 2003 and 2004, consistent with the provisions of FAS No. 123, the Company’s net income (loss) and net income (loss) per share would have decreased.  The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

		For the three-months ended March 31,
		(in thousands, except per share data)
		2003	2004

Net income:	As reported	$262	$166
	Add: Stock-based employee compensation expense recorded	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(17)	(10)
	Pro forma	$245	$156

Basic income per share:	As reported	$0.02	$0.01
	Add: Stock-based employee compensation expense recorded	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	—	—
	Pro forma	$0.02	$0.01

Diluted income per share:	As reported	$0.02	$0.01
	Add: Stock-based employee compensation expense recorded	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	—	—
	Pro forma	$0.02	$0.01

NOTE 11  -  LEGAL PROCEEDINGS

Hotel Information Systems, Inc.

On March 25, 2003, the Company entered into a settlement agreement with Hotel Information Systems (“HIS”) and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company.  If the Company is delinquent four times in any twelve-month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty.  The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

Imputing interest at 11%, the present value of the $175,000 promissory note at the date of the settlement was $149,000.  The Company recorded the present value of this debt issuance and the $50,000 cash payment as a reduction to additional paid-in capital.

Logix Development Corporation

The Company entered into a settlement agreement with Logix Development Corporation (“Logix”) in July of 2002 whereby we (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.  The Company has made all required payments to Logix under this settlement agreement.

In December 2003, the Company entered into another settlement agreement with Logix whereby it (i) issued 200,000 free trading shares in exchange for the 200,000 restricted Common Shares from the original settlement agreement in July 2002 (ii) required the Company to make monthly payments totaling $187,500 over a 25 month period and (iii) mutually released each other of all past, present and future claims associated with the lawsuit.

Other Litigation

We were also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 12  -  COMPREHENSIVE INCOME

The following table summarizes components of comprehensive income:

	For The Three Months Ended March 31,
	2003	2004

Net income	$262	$166

Change in cumulative translation adjustments	(1)	(21)

Comprehensive income	$261	$145

Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

NOTE 13  -  SUBSEQUENT EVENTS

CSA was the holder of 2,433,333 shares of the Company’s common stock and $3,633,000 of Company indebtedness as of March 31, 2004.   On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial / Operation Officer (“Investor Group”), has acquired the 2,433,333 of the Company’s common stock held by CSA and the Other Note for $1 in million cash.

Subject to shareholder approval, the Investor Group has agreed to convert the Company indebtedness acquired from CSA plus any accrued interest through the date of shareholder approval for approximately 32 million shares of the Company’s common stock based upon a conversion price of $0.10 per share, and will invest $1,000,000 of new cash proceeds into the Company in a private placement at $0.10 per share and receive 10,000,000 shares of the Company’s common stock.  This Investor Group  transaction is subject to certain terms and conditions, including the fact that it will initially be ‘restricted’ stock, not available for sale.  The Company’s  annual shareholders meeting is expected to occur in  June 2004.

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

Intangible and Long-Lived Assets

At December 31, 2003 and March 31, 2004, goodwill and other long-lived assets represented 44% and 40%, respectively, of the Company’s total assets.

Goodwill must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.   The Company did not record an impairment charge upon completion of the initial impairment reviews on January 1, 2002 or upon its annual impairment review at December 31, 2003.

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

The Company capitalized $229,000 and $321,000 of software development costs for the period ending March 31, 2003 and 2004 respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  Although we have not yet sold any of the modules to this suite of applications, we believe that these new products will produce new sales adequate to recover amounts capitalized.  We expect that certain of our new products will be available for general release during the third quarter of 2004 at which time amortization of such costs shall commence.

Liquidity and Capital Resources

At March 31, 2004, our working capital deficiency decreased from a working capital deficiency of $10,399,000 at December 31, 2003 to a working capital deficiency of $7,198,000.  Excluding unearned revenue of $4,889,000, working capital deficiency at March 31, 2004 was $2,309,000.  Excluding unearned revenue of $3,209,000, the Company’s working capital deficiency at December 31, 2003 was $7,190,000.  Excluding unearned revenue, the decrease in the working capital deficiency of $4,881,000 was primarily attributable to increases in receivables of $1,227,000 and decreases in current portion of long term debt of $2,768,000, customer deposits of $509,000, accrued liabilities of $787,000 offset by decrease in cash of $154,000 and increase in accounts payable of $314,000.

Net cash used in investing activities for the period ended March 31, 2004 totaled $387,000, which is comprised of capital expenditures of $66,000 and capitalized software of $321,000.

Net cash used in financing activities for the period ended March 31, 2004 totaled $230,000, which represents repayments on long-term debt.  On March 31, 2004, the Company successfully re-negotiated the terms of its Wamco loan whereby the maturity date was extended to February 28, 2006.  In addition, various restrictions and covenants, pursuant to the inter-creditor agreement between Canyon and Wamco, were amended to include a minimum quick ratio of 0.20 to 1.00 and a minimum debt coverage ratio of 0.50 to 1.00 which commence as of and for the three month period ended March 31, 2004 and for each and every fiscal quarter ending thereafter.  The Company was in compliance with the amended debt covenants as of and for the period ending March 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.

Stockholders’ deficiency decreased from $14,586,000 at December 31, 2003 to $14,432,000 at March 31, 2004, mainly as a result of net income during the period of $166,000.

Although the Company has a net stockholders’ deficiency of $14,432,000 and a working capital deficit of $7,198,000 at March 31, 2004, the Company believes it will generate sufficient funds from operations to meet its operating and capital requirements.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations; however, the Company expects to generate positive cash flow from its continuing operations during 2004 from shipping out products and services from its current backlog as of March 31, 2004 as well as new orders.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of March 31, 2004:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$11,389	$878	$7,811	$2,291	$409
Operating Leases	1,773	626	967	127	53
Consulting Agreements	60	60	—	—	—
	$13,222	$1,564	$8,778	$2,418	$462

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

	March 31, 2003	Percentage of Revenue	March 31, 2004	Percentage of Revenue

Revenue:	$5,186	100.0%	$5,172	100.0%
Gross profit	3,714	71.6%	3,722	72.0%
Selling, general and administrative expenses	2,531	48.8%	2,348	45.4%
Research and development costs	682	13.2%	892	17.1%
Other operating expense (income)	(51)	(1.0% )	3	0.0%
Interest expense, net	349	6.7%	291	5.6%
Other non-operating expense	—	—	16	0.3%
Income tax expense (benefit)	(59)	(1.1% )	6	0.1%
Net income	$262	5.1%	$166	3.2%

Revenue for 2004 was $5,172,000 compared to $5,186,000 in 2003 or a 0.3% decrease.   Revenue decreased slightly in 2004 mainly due to lackluster capital spending on information technology in 2004 due to the effects of an overall downturn in the economy.   Many hotels have reduced their operating costs by canceling or reducing contracted services, including support, in a post ‘911’ economy.  Many hotels have requested that their suppliers reduce the cost of service or delay any price increases while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms.  Certain hotels have also established their own help desks to further reduce costs.  As a result, the Company has only moderately increased its support prices and agreed, with certain of its clients, to provide a second line of support versus a first line of support that was previously provided to such clients.  Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2004 increased to $3,722,000 (72.0%) from $3,714,000 (71.6%) in 2003.  The increase in gross profit is mainly due to an increase in software revenues during the period in excess of the Company’s cost reductions.

Selling, general and administrative expenses (“SG&A”) decreased from $2,531,000 in 2003 to $2,348,000 in 2004.  The decrease is mainly due to the Company’s efforts to streamline costs while continuing to actively and aggressively market its newly developed enterprise suite of applications and services.

Research and development costs increased from $682,000 in 2003 to $892,000 in 2004.  The increase is mainly due to the Company’s continued efforts to invest in product development of its new internet native suite of applications as well as our core product offerings.

Other operating expense (income) was ($51,000) in 2003 and $3,000 in 2004. The income in 2003 is mainly due to receipt of approximately $46,000 of cash resulting from a legal settlement.  There were no such settlement receipts in 2004.

Net interest expense was $349,000 in 2003 compared to $291,000 in 2004.  The decrease is due to lower balances of interest bearing debt during 2004 as compared to 2003.

Other non-operating expense of $16,000 in 2004 relates to minority interest expense associated with our Asian Operations.  There were no such expense recorded in 2003.

The income tax benefit in 2003 is due to the Company recording a domestic income tax receivable during the period to recover taxes previously paid.  There were no such receivables recorded in 2004.

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

Interest Rate Sensitivity

Of our $11.4 million principal amount of indebtedness at March 31, 2004, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $3.6 million bears interest at a fixed rate of 10%, $1.2 million bears interest at 9.25% and $0.9 million bears fixed interest rates ranging from 6% to 17.5%.  Since these debt instruments bear interest at fixed rates, we have no exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended March 31, 2004.

Item 4.  Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that material information related to the Company, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)           Changes in internal controls and Limitations of Disclosure Controls & Procedures

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Hotel Information Systems, Inc.

On March 25, 2003, the Company entered into a settlement agreement with Hotel Information Systems (“HIS”) and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company.  If the Company is delinquent four times in any twelve-month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty.  The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

Imputing interest at 11%, the present value of the $175,000 promissory note at the date of the settlement was $149,000.  The Company recorded the present value of this debt issuance and the $50,000 cash payment as a reduction to additional paid-in capital.

Logix Development Corporation

The Company entered into a settlement agreement with Logix Development Corporation (“Logix”) in July of 2002 whereby we (i) issued Logix 200,000 shares of our Common Stock (ii) required the Company to make various cash installment payments totaling $175,000 to be paid within 1 year and (iii) executed a contract with Logix for a consulting project in the amount of $50,000.  The Company has made all required payments to Logix under this settlement agreement.

In December 2003, the Company entered into another settlement agreement with Logix whereby it (i) issued 200,000 free trading shares in exchange for the 200,000 restricted Common Shares from the original settlement agreement in July 2002 (ii) required the Company to make monthly payments totaling $187,500 over a 25 month period and (iii) mutually released each other of all past, present and future claims associated with the lawsuit.

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

Filed April 1, 2004

Filed April 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION
(Registrant)

Date: May 14, 2004	By:	/s/ James W. Dolan
James W. Dolan
Chief Financial and Operating Officer
(Chief Financial and Accounting Officer)