Form 10-Q
period 2004-06-30
MAI SYSTEMS CORP
filed 2004-08-23
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2004 or

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

Yes  ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on August 5, 2004 was $2,494,877.84.

The number of shares of common stock issued, outstanding and subscribed as of August 5, 2004 was 14,675,752.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(in thousands, except share data)
	As of December 31, 2003	As of June30, 2004
ASSETS
Current assets:
Cash	$664	$129
Receivables, less allowance for doubtful accounts of $335 in 2003 and $434 in 2004	1,313	2,009
Inventories	47	50
Prepaids and other assets	814	800

Total current assets	2,838	2,988

Furniture, fixtures and equipment, net	758	623
Intangibles, net	2,876	3,480
Other assets	58	140

Total assets	$6,530	$7,231

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$3,646	$914
Accounts payable	904	1,157
Customer deposits	2,334	1,463
Accrued liabilities	3,059	2,422
Income taxes payable	85	99
Unearned revenue	3,209	4,787

Total current liabilities	13,237	10,842

Long-term debt	7,135	10,286
Other liabilities	744	480

Total liabilities	21,116	21,608

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, par value $0.01 per share; authorized 24,000,000 shares; 14,875,752 and 14,675,752 shares issued,outstanding and subscribed at December 31, 2003 and June 30, 2004, respectively.	152	152
Additional paid-in capital	218,112	218,112
Accumulated other comprehensive loss
Minimum pension liability	(1,005)	(1,005)
Foreign currency translation	(2)	(60)
Unearned Compensation	(53)	(34)
Accumulated deficit	(231,790)	(231,542)

Total stockholders’ deficiency	(14,586)	(14,377)

Total liabilities and stockholders’ deficiency	$6,530	$7,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue:
Software	$1,127	$814	$2,257	$2,103
Network and computer equipment	86	136	235	211
Services	3,539	3,951	7,446	7,760
Total revenue	4,752	4,901	9,938	10,074

Direct costs:
Software	52	8	258	329
Network and computer equipment	74	109	165	169
Services	1,100	1,113	2,274	2,182
Total direct costs	1, 226	1,230	2,697	2,680

Gross profit	3,526	3,671	7,241	7,394

Selling, general and administrative expenses	2,438	2,351	4,969	4,700
Research and development costs	658	908	1,340	1,800
Other operating (income) loss	3	15	(46)	18

Operating income	427	397	978	876

Interest income	—	—	1	—
Interest expense	(292)	(288)	(642)	(579)
Other non-operating expense	(212)	(23)	(212)	(39)

Income (loss) before income taxes	(77)	86	125	258
Income tax benefit (expense)	(5)	(4)	54	(10)

Net income (loss)	$(82)	$82	$179	$248

Income (loss) per share:

Net income per share:

Basic income (loss) per share	$(0.01)	$0.01	$0.01	$0.02

Diluted income (loss) per share	$(0.01)	$0.01	$0.01	$0.02

Weighted average common shares used in determining income (loss) per share:

Basic	14,426	14,676	14,426	14,676
Diluted	14,426	14,676	14,726	14,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2003	2004
	(in thousands)
Net cash provided by operating activities:	$399	$605

Cash flows used in investing activities:
Proceeds from note receivable	250	—
Capital Expenditures	(195)	(110)
Capitalized software development costs	(419)	(604)
Net cash used in investing activities	(364)	(714)

Cash flows used in financing activities:
Repayments on long-term debt	(148)	(425)

Net cash used in operations	(113)	(534)

Effect of exchange rate changes on cash	(3)	(1)

Net change in cash	(116)	(535)

Cash at beginning of period	545	664

Cash at end of period	$429	$129

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

Notes to Condensed Consolidated Financial Statements

Three Months ended June 30, 2004

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

2.             Liquidity

Although the Company has a net stockholders’ deficiency of $14,377,000 and a working capital deficit of $7,854,000 at June 30, 2004, the Company expects to generate positive cash flow from its operations during 2004 from shipping out products and services from its current backlog as of June 30, 2004 as well as new orders and through its proposed private placement of $1 million from an Investor Group to meet its operating and capital requirements (see Note 5). In the event that the Company cannot generate positive cash flow from its operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or restructure its debt as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company is not in compliance with the amended debt covenants as of and for the period ending June 30, 2004. There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.

3.             Inventory

Inventories are summarized as follows:

	(dollars in thousands)
	December 31, 2003	June 30, 2004
Finished goods	$39	$43
Replacement parts	8	7

	$47	$50

4.             Business Acquisitions

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

5.             Long-Term Debt

Wamco 32 Ltd.

On January 13, 2003, the Company re-negotiated the terms of its credit facility with Coast Business Credit (“Coast”) whereby the outstanding balance of $1,828,000 was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003.  On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast’s assets for sale to third parties.  On May 15, 2003, the loan was sold to Wamco 32, Ltd. (“Wamco”).  This sale of the loan by the FDIC did not change any of the terms of the Company’s loan agreement.  The Company is required to pay Wamco additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the period ended June 30, 2004, there are no additional principal payments required under the EBITDA-based formula.

On April 9, 2004, the Company successfully re-negotiated the terms of its loan whereby the maturity date was extended to February 28, 2006.  In addition, various restrictions and covenants, pursuant to the inter-creditor agreement between Canyon and Wamco, were amended to modify the financial covenants to a minimum quick ratio of  0.20 to 1.00 and a minimum debt coverage ratio of 0.50 to 1.00 effective for the three month period ended March 31, 2004 and for each and every fiscal quarter ending thereafter.  The Company was not in compliance with the amended debt covenants as of and for the period ending June 30, 2004, but obtained a waiver for non-compliance.  There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.  As of December 31, 2003 and June 30, 2004, the balance of the term loan was $1,366,000 and $1,027,000 respectively.

Canyon Capital Management LP

On January 13, 2003, the Company modified its 11% subordinated notes payable agreement with Canyon Capital Management LP (“Canyon”), whereby the Company is required to make monthly interest payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term.  Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  Additionally, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.  The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 at December 31, 2003 and June 30, 2004.

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

On April 9, 2004, the Company successfully amended its agreement with CSA whereby the principal balance and accrued interest through March 31, 2004, totaling $3,633,000, were converted to two new notes.  The first note for $500,000 accrues interest at 10% per annum and provides for monthly payments of $10,000 until the Wamco and Canyon debt is paid in full.  Thereafter, the note provides for monthly payments in an amount equal to the greater of i) $10,000 or ii) the amount required to fully amortize all remaining principal and interest in 24 equal monthly payments.  The second note for $3,133,000 (“Other note”) also accrues interest at 10% per annum and provides for monthly payments of $7,500, or such other interest amount, not to exceed $10,000 per month, that Wamco and Canyon will allow.  Under the terms of the amended subordination agreement between Wamco, Canyon and CSA, all payments under the new notes are subordinated to the payment in full of the Wamco and Canyon loan agreements. The company has not made any payments on the two new notes as of June 30, 2004.  The Company is currently in default of the first note.  The interest rate has been increased to 12.5% in line with the terms of that note until the Company becomes current on its contractual payments.

On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial and Operating Officer (“Investor Group”), acquired 2,433,333 shares of the Company’s common stock held by CSA and the Other Note for $1 million in cash.

Subject to shareholder approval, the Investor Group has agreed to convert the Company indebtedness acquired from CSA plus any accrued interest through the date of shareholder approval for approximately 32,000,000 shares of the Company’s common stock based upon a conversion price of $0.10 per share, and will invest $1,000,000 of new cash proceeds into the Company in a private placement at $0.10 per share and receive 10,000,000 shares of the Company’s common stock.  This Investor Group transaction is subject to certain terms and conditions, including the fact that it will initially be ‘restricted’ stock, not available for sale.  The Company has also received a fairness opinion from Marshall Stevens which concluded that the transaction was fair to the shareholders.  The Company’s annual shareholders meeting is expected to occur in September 2004. The Investor Group has consented to defer any payments on the other note until the annual shareholder meeting at which time, if approved all principals and accrued interest will be converted to common stock.

Tax Claims

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s 1993 Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which was included in income tax benefit in the fourth quarter of 2003.  In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003 and June 30, 2004, the debt balance was $428,000 and $396,000, respectively.

In connection with the settlement agreement with the Service, the Company’s 1993 Chapter 11 proceedings were officially closed pursuant to Court order effective as of September 30, 2003.

6.             Restricted Stock Plan

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

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period.  Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.  Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,000 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule.  The unamortized balance as of June 30, 2004 is $34,000 and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

7.             Preferred Stock

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

8.             Intangible Assets

Intangible assets consist primarily of goodwill and capitalized software.  Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years.  However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, (“SFAS No. 142”) which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives.  The Company determined that there was no impairment upon adoption. Such assets are not to be amortized until their lives are determined to be finite. However, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  At June 30, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Goodwill and capitalized software as of December 31, 2003 and June 30, 2004 are as follows:

	(dollars in thousands)
	December 31, 2003	June 30, 2004

Goodwill	$1,121	$1,121
Accumulated amortization	—	—
Goodwill, net	1,121	1,121

Capitalized software	1,755	2,359
Accumulated amortization	—	—
Capitalized software, net	1,755	2,359

Total	$2,876	$3,480

Net goodwill is comprised of $665,000 on the purchase of Hotel Information Systems Inc. (HIS) in 1996,  $297,000 on the purchase of HSS in 2002 and $159,000 on the purchase of AMDB in 2003 (see Note 4).

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

Year Ending December 31,
(in thousands)
2004	$393
2005	786
2006	786
2007	394
2008	––
$2,359

9.             Income (Loss) Per Share

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings per share under the provisions of SFAS 128:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands except per share data)		(in thousands except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share – net income (loss)	$(82)	$82	$179	$248

Denominator:
Denominator for basic income (loss) per share – weighted average number of Common shares outstanding during the period	14,426	14,676	14,426	14,676

Incremental common shares attributable to exercise of outstanding shares	—	—	300	—

Denominator for diluted income (loss) per per share	14, 426	14,676	14,726	14,676

Basic earnings (loss) per share	$(0.01)	$0.01	$0.01	$0.02

Diluted earnings (loss) per share	$(0.01)	$0.01	$0.01	$0.02

The number of anti-dilutive options and warrants that were excluded from the computation of incremental common shares were 3,508,605 and 3,104,000 for the six month period ended June 30, 2003 and 2004, respectively.

10.          Stock Option Plans

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

At June 30, 2004, the Company had two stock-based employee compensation plans.  The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three-month periods ended June 30, 2003 and 2004, consistent with the provisions of FAS No. 123, the Company’s net income (loss) and net income (loss) per share would have decreased.  The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the three-months ended June 30,		For the six-months ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss):
As reported	$(82)	$82	$179	$248
Add: Stock-based employee compensation expense recorded	10	10	20	20
Less: Stock based employee compensation expense determined under fair value calculations	(33)	(10)	(66)	(20)
Pro forma	$(105)	$82	$133	$248

Basic income (loss) per share:
As reported	$(0.01)	$0.01	$0.01	$0.02
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	—	—
Pro forma	$(0.01)	$0.01	$0.01	$0.02

Diluted income (loss) per share:
As reported	$(0.01)	$0.01	$0.01	$0.02
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	—	—
Pro forma	$(0.01)	$0.01	$0.01	$0.02

11.          Legal Proceedings

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

12.          Comprehensive Income

The following table summarizes components of comprehensive income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2004	2003	2004

Net income (loss)	$(82)	$82	$179	$248

Change in cumulative translation adjustments	40	(37)	40	(57)

Comprehensive income (loss)	$(42)	$45	$219	$191

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

Intangible and Long-Lived Assets

At December 31, 2003 and June 30, 2004, goodwill and other long-lived assets represented 44% and 45%, respectively, of the Company’s total assets.

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

The Company capitalized $419,000 and $604,000 of software development costs for the period ending June 30, 2003 and 2004 respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  Although we have not yet sold any of the modules to this suite of applications, we believe that these new products will produce new sales adequate to recover amounts capitalized.  We expect that certain of our new products will be available for general release during the third quarter of 2004 at which time amortization of such costs shall commence.

Liquidity and Capital Resources

At June 30, 2004, our working capital deficiency decreased from a working capital deficiency of $10,399,000 at December 31, 2003 to a working capital deficiency of $7,854,000.  Excluding unearned revenue of $4,787,000, working capital deficiency at June 30, 2004 was $3,067,000.  Excluding unearned revenue of $3,209,000, the Company’s working capital deficiency at December 31, 2003 was $7,190,000.  Excluding unearned revenue, the decrease in the working capital deficiency of $4,123,000 was primarily attributable to increases in receivables of $696,000, and decreases in current portion of long term debt of $2,732,000, customer deposits of $871,000, accrued liabilities of $637,000 offset by decrease in cash of $535,000 and increase in accounts payable of $253,000.

Net cash used in investing activities for the period ended June 30, 2004 totaled $714,000, which is comprised of capital expenditures of $110,000 and capitalized software of $604,000.

Net cash used in financing activities for the period ended June 30, 2004 totaled $425,000, which represents repayments on long-term debt.  On March 31, 2004, the Company successfully re-negotiated the terms of its Wamco loan whereby the maturity date was extended to February 28, 2006.  In addition, various restrictions and covenants, pursuant to the inter-creditor agreement between Canyon and Wamco, were amended to include a minimum quick ratio of 0.20 to 1.00 and a minimum debt coverage ratio of 0.50 to 1.00 which commence as of and for the three month period ended March 31, 2004 and for each and every fiscal quarter ending thereafter.  The Company was not in compliance with the amended debt covenants as of and for the period ending June 30, 2004, but obtained a waiver for non-compliance.  There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.

Stockholders’ deficiency decreased from $14,586,000 at December 31, 2003 to $14,377,000 at June 30, 2004, mainly as a result of net income during the period of $248,000.

Although the Company has a net stockholders’ deficiency of $14,377,000 and a working capital deficit of $7,854,000 at June 30, 2004, the Company believes it will generate sufficient funds from operations and through its proposed private placement of $1 million from an Investor Group to meet its operating and capital requirements.  In the event that the Company cannot generate positive cash flow from its operations during 2004, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations; however, the Company expects to generate positive cash flow from its operations during 2004 from shipping out products and services from its current backlog as of June 30, 2004 as well as new orders and a private placement of $1 million from an Investor Group. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of June 30, 2004, excluding interest:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$11,200	$914	$8,123	$1,774	$389
Operating Leases	1,621	514	927	127	53
Consulting Agreements	60	60	—	—	—
	$12,881	$1,488	$9,050	$1,901	$442

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2004

	June 30, 2003	Percentage of Revenue	June 30, 2004	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue:	$4,752	100.0%	$4,901	100.0%
Gross profit	3,526	74.2%	3,671	74.9%
Selling, general and administrative expenses	2,438	51.3%	2,351	48.0%
Research and development costs	658	13.9%	908	18.5%
Other operating expense	3	0.1%	15	0.3%
Interest expense, net	292	6.2%	288	5.9%
Other non-operating expense	212	4.5%	23	0.5%
Income tax expense	5	0.1%	4	0.1%
Net income (loss)	$(82)	(1.7)%	$82	1.7%

Revenue for 2004 was $4,901,000 compared to $4,752,000 in 2003 or a 3.1% increase. Revenue increased $149,000 in 2004, as a result of increased software maintenance service.

Gross profit for 2004 increased to $3,671,000 from $3,526,000 in 2003.  The increase in gross profit is mainly due to the increase in professional and maintenance services revenues from 2003 to 2004.

Selling, general and administrative expenses (“SG&A”) decreased from $2,438,000 in 2003 to $2,351,000 in 2004.  The decrease is mainly due to the management cost control program by reducing vendor costs and consulting services.

Research and development costs increased from $658,000 in 2003 to $908,000 in 2004. The increase is mainly due to new hires, it’s related cost and consulting services.  The Company capitalized $190,000 and $282,000 of software development costs in 2003 and 2004, respectively, associated with the Company’s product development of its new internet native suite of applications as well as our core product offerings.

Net interest expense was $292,000 in 2003 compared to $288,000 in 2004.  The decrease is due to lower balances of interest bearing debt during 2004 as compared to 2003.

Other non-operating expense increased from $212,000 in 2003 to $23,000 in 2004.  In 2003 non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations. Other non-operating expense of $23,000 in 2004 relates to minority interest expenses associated with our Asian Operations. There were no such expense recorded in 2003.

The income tax benefit in 2003 is due to the Company recording a domestic income tax receivable during the period to recover taxes previously paid.  There were no such receivables recorded in 2004.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2004

	June 30, 2003	Percentage of Revenue	June 30, 2004	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue	$9,938	100.0%	$10,074	100.0%
Gross profit	7,241	72.9%	7,394	73.4%
Selling, general and administrative expenses	4,969	50.0%	4,700	46.7%
Research and development costs	1,340	13.5%	1,800	17.9%
Other operating expense (income)	(46)	(0.5)%	18	0.2%
Interest expense, net	641	6.4%	579	5.8%
Other non-operating expense	212	2.1%	39	0.4%
Income tax expense (benefit)	(54)	(0.5)%	10	0.1%

Net income	$179	1.8%	$248	2.5%

Revenue for 2004 was $10,074,000 compared to $9,938,000 in 2003 or a 1.4% increase. Revenue increased $136,000 in 2004, as a result of increased professional services revenue as well as maintenance service price increases.

Gross profit for 2004 increased to $7,394,000 from $7,241,000 in 2003.  The increase in gross profit is mainly due to the increase in professional and maintenance services revenues.

Selling, general and administrative expenses (“SG&A”) increased from $4,969,000 in 2003 to $4,700,000 in 2004.  The decrease is mainly due to a decrease in headcount associated with the Company’s focus on reducing costs, such as building rent and consulting services.

Research and development costs increased from $1,340,000 in 2003 to $1,800,000 in 2004.  The company capitalized $419,000 and $604,000 of software development costs in 2003 and 2004, respectively. The increase is mainly due to the Company continued efforts to invest in product development of its new internet native suite of applications as well as our core product offerings.

Other operating expense (income) was ($46,000) in 2003 and $18,000 in 2004.  Other operating income in 2003 is due to receipt of approximately $46,000 of cash resulting from a legal settlement.

Net interest expense was $641,000 in 2003 compared to $579,000 in 2004.  The decrease is due to lower balances of interest bearing debt during 2004 as compared to 2003.

Other non-operating expense increased from $212,000 in 2003 to $39,000 in 2004.  In 2003 non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations. Of other non-operating expense of $39,000 in 2004, $22,000 relates to minority interest expense associated with our Asia Operations. There were no such expense recorded in 2003.

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

Interest Rate Sensitivity

Of our $11.2 million principal amount of indebtedness at June 30, 2004, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $3.6 million bears interest at a fixed rate of 10%, $1.0 million bears interest at 9.25% and $0.9 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have no exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended June 30, 2004.

Item 4.  Evaluation of Disclosure Controls and Procedures

(a)   Evaluation of disclosure controls and procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed as of June 30, 2004. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

On August 20, 2004, the Company’s independent auditors orally notified the Company’s Audit Committee that they had identified significant deficiencies regarding the Company’s internal controls. The deficiencies noted were (a) the lack of segregation of duties, (b) the lack of adequate account analysis and reconciliations, and (c) insufficient supervision of the Company’s accounting personnel. The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with a lack of adequate resources.

Based on the investigation by the Company’s Audit Committee and additional procedures performed by management, the Company has concluded that, except as noted above, and subject to the inherent limitations in all control systems, the Company’s current disclosure controls and procedures are sufficient to timely alert the Company’s management to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Other Litigation

The Company is also involved in various other legal proceedings and claims that are incidental to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

MAI SYSTEMS CORPORATION
(Registrant)

Date: August 23, 2004	By:	/s/James W. Dolan
James W. Dolan
Chief Financial and Operating Officer
(Chief Financial and Accounting Officer)