Form 10-Q
period 2004-09-30
MAI SYSTEMS CORP
filed 2004-11-22
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2004 or

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

Yes   ☒      No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on November 18, 2004 was $1,648,000

The number of shares of common stock issued, outstanding and subscribed as of  November 18, 2004 was 57,847,862.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(in thousands, except share data)
	As of December 31, 2003	As of September 30, 2004

ASSETS

Current assets:
Cash	$664	$555
Receivables, less allowance for doubtful accounts of $335 in 2003 and $311 in 2004	1,313	2,130
Inventories	47	74
Prepaids and other assets	814	659

Total current assets	2,838	3,418

Furniture, fixtures and equipment, net	758	501
Intangibles, net	2,876	3,697
Other assets	58	14

Total assets	$6,530	$7,630

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of long-term debt	$3,646	$983
Accounts payable	904	1,078
Customer deposits	2,334	2,243
Accrued liabilities	3,059	2,725
Income taxes payable	85	111
Unearned revenue	3,209	3,415

Total current liabilities	13,237	10,555

Long-term debt	7,135	9,982
Other liabilities	744	505

Total liabilities	21,116	21,042

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, par value $0.01 per share; authorized 99,000,000 shares; 14,875,752 and 14,675,752 shares issued,outstanding and subscribed at December 31, 2003 and September 30, 2004, respectively.	152	152
Additional paid-in capital	218,112	218,112
Common stock subscribed	—	1,000
Accumulated other comprehensive loss
Minimum pension liability	(1,005)	(1,005)
Foreign currency translation	(2)	(47)
Unearned Compensation	(53)	(25)
Accumulated deficit	(231,790)	(231,599)

Total stockholders’ deficiency	(14,586)	(13,412)

Total liabilities and stockholders’ deficiency	$6,530	$7,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended September 30,		(Unaudited) For the Nine Months Ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2003	2004	2003	2004
Revenue:
Software	$842	$842	$3,098	$2,945
Network and computer equipment	104	118	339	329
Services	3,868	3,923	11,315	11,683
Total revenue	4,814	4,883	14,752	14,957

Direct costs:
Software	167	40	425	369
Network and computer equipment	73	103	238	272
Services	1,109	1,264	3,384	3,446
Total direct costs	1,349	1,407	4,047	4,087

Gross profit	3,465	3,476	10,705	10,870

Selling, general and administrative expenses	2,307	2,200	7,277	6,900
Research and development costs	764	956	2,104	2,756
Other expense(income)	(134)	48	(181)	67

Operating income	528	272	1,505	1,147

Interest income	—	—	1	1
Interest expense	(286)	(303)	(928)	(882)
Other non-operating expense	(98)	(22)	(309)	(60)

Income (loss) before income taxes	144	(53)	269	206
Income tax benefit (expense)	(12)	(5)	41	(15)

Net income (loss)	$132	$(58)	$310	$191

Income (loss) per share:

Net income (loss) per share:

Basic income (loss) per share	$0.01	$0.00	$0.02	$0.01

Diluted income (loss) per share	$0.01	$0.00	$0.02	$0.01

Weighted average common shares used in determining income (loss) per share:

Basic	14,575	14,676	14,525	14,676
Diluted	14,875	14,676	14,825	14,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	(in thousands)
	2003	2004

Net cash provided by operating activities:	$619	$405

Cash flows used in investing activities:
Proceeds from note receivable	250	—
Capital Expenditures	(240)	(98)
Acquisition of unconsolidated subsidiary	(79)
Capitalized software development costs	(619)	(821)
Net cash used in investing activities	(688)	(919)

Cash flows used in financing activities:
Proceeds for common stock subscribed	—	1,000
Repayments on long-term debt	(312)	(594)
Net cash used in financing activities	(312)	406

Net cash used in operations	(381)	(108)

Effect of exchange rate changes on cash	(3)	(1)

Net change in cash	(384)	(109)

Cash at beginning of period	545	664

Cash at end of period	$161	$555

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

Notes to Condensed Consolidated Financial Statements

Three and Nine Months ended September 30, 2004

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

2.                                       Liquidity

Although the Company has a net stockholders’ deficiency of $13,412,000 and a working capital deficit of $7,137,000 at September 30, 2004, the Company expects to generate positive cash flow from its operations during 2004 and 2005 from shipping out products and services from its current backlog as of September 30, 2004 as well as new orders to meet its operating and capital requirements. In the event that the Company cannot generate positive cash flow from its operations, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations.  These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws. The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company is in compliance with the amended debt covenants as of and for the period ended September 30, 2004. There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.

3.                                      Inventory

Inventories are summarized as follows:

	(dollars in thousands)
	December 31, 2003	September 30, 2004
Finished goods	$39	$67
Replacement parts	8	7

	$47	$74

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

Included in the acquired assets of HSS was a 35% interest in AMDB, an online reservation service, originally purchased by HSS for $66,000.  On February 20, 2003, the Company entered into an agreement whereby it acquired the remaining 65% for $79,000 payable over 6 month installments.  The net liabilities of $15,000 acquired are used to support an online reservation service related to hotel information systems.  The Company recorded $159,000 of goodwill in connection with the acquisition of AMDB.  Pro forma results of operations as if this acquisition had occurred at the beginning of 2003 are not shown because its impact would have been immaterial.

5.                                      Long-Term Debt

Wamco 32 Ltd.

On January 13, 2003, the Company re-negotiated the terms of its credit facility with Coast Business Credit (“Coast”) whereby the outstanding balance of $1,828,000 was converted to a term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003.  On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast’s assets for sale to third parties.  On May 15, 2003, the loan was sold to Wamco 32, Ltd. (“Wamco”).  This sale of the loan by the FDIC did not change any of the terms of the Company’s loan agreement.  The Company is required to pay Wamco additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the period ended September 30, 2004, there are no additional principal payments required under the EBITDA-based formula.

On April 9, 2004, the Company successfully re-negotiated the terms of its loan whereby the maturity date was extended to February 28, 2006.  In addition, various restrictions and covenants, pursuant to the inter-creditor agreement between Canyon and Wamco, were amended to modify the financial covenants to a minimum quick ratio of  0.20 to 1.00 and a minimum debt coverage ratio of 0.50 to 1.00 effective for the three month period ended March 31, 2004 and for each and every fiscal quarter ending thereafter.  The Company was in compliance with the amended debt covenants as of and for the period ending September 30, 2004. There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.  As of December 31, 2003 and September 30, 2004, the balance of the term loan was $1,366,000 and $907,000, respectively.

Canyon Capital Management LP

On January 13, 2003, the Company modified its 11% subordinated notes payable agreement with Canyon Capital Management LP (“Canyon”), whereby the Company is required to make monthly interest payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term.  Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  Additionally, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.  The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 and $5,660,000 respectively at December 31, 2003 and September 30, 2004, respectively.

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

On April 9, 2004, the Company successfully amended its agreement with CSA whereby the principal balance and accrued interest through March 31, 2004, totaling $3,633,000, were converted to two new notes.  The first note for $500,000 accrues interest at 10% per annum and provides for monthly payments of $10,000 until the Wamco and Canyon debt is paid in full.  Thereafter, the note provides for monthly payments in an amount equal to the greater of i) $10,000 or ii) the amount required to fully amortize all remaining principal and interest in 24 equal monthly payments.  The second note for $3,133,000 (“Other Note”) also accrues interest at 10% per annum and provides for monthly payments of $7,500, or such other interest amount, not to exceed $10,000 per month, that Wamco and Canyon will allow.  As of September 30, the Company accrued and unpaid interest relating to the Other Note was $160,000.  Under the terms of the amended subordination agreement between Wamco, Canyon and CSA, all payments under the new notes are subordinated to the payment in full of the Wamco and Canyon loan agreements. The Company has not made any payments on the two new notes as of September 30, 2004.  The Company is currently in default of the first note.  The interest rate has been increased to 12.5% in line with the terms of that note until the Company becomes current on its contractual payments.

On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial and Operating Officer (“Investor Group”), acquired 2,433,333 shares of the Company’s common stock held by CSA and the Other Note for $1 million in cash.

On September 22, 2004, the Company received approval from its shareholders for the Investor Group  to convert the Company indebtedness acquired from CSA plus any accrued interest through the date of conversion for  shares of the Company’s common stock based upon a conversion price of $0.10 per share.  Additionally, the shareholders also approved for the Investor Group to invest $1,000,000 of new cash proceeds into the Company, which the Company received on September 24, 2004, in a private placement at $0.10 per share (The Management Equity/Conversion Transaction).  As of September 30, 2004, the private placement funds were classified as a Common Stock Subscribed in the accompanying condensed consolidated balance sheet (See Note 13). The Company issued common stock in connection with the Management Equity/Conversion Transaction on November 1, 2004 (See Note 13) and such stock is subject to certain terms and conditions, including the fact that it will initially be ‘restricted’ stock, not available for sale.  The Company has also received a fairness opinion from Marshall Stevens which concluded that the transaction was fair to the shareholders.

Tax Claim

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s 1993 Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which was included in income tax benefit in the fourth quarter of 2003.  In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003 and September 30, 2004, the debt balance was $428,000 and $379,000, respectively.

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

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period.  Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.  Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,000 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule.  The unamortized balance as of September 30, 2004 is $25,000 and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

7.                                      Preferred Stock

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

8.                                      Intangible Assets

Intangible assets consist primarily of goodwill and capitalized software.  Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of five to seven years.  However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, (“SFAS No. 142”) which requires that the Company cease amortization of all goodwill and intangible assets having indefinite useful economic lives.  The Company determined that there was no impairment upon adoption. Such assets are not to be amortized until their lives are determined to be finite. However, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  At September 30, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Goodwill and capitalized software as of December 31, 2003 and September 30, 2004 are as follows:

	(dollars in thousands)
	December 31, 2003	September 30, 2004

Goodwill	$1,121	$1,121
Accumulated amortization	—	—
Goodwill, net	1,121	1,121

Capitalized software	1,755	2,576
Accumulated amortization	—	—
Capitalized software, net	1,755	2,576

Total	$2,876	$3,697

Net goodwill is comprised of $665,000 on the purchase of Hotel Information Systems Inc. (HIS) in 1996, $297,000 on the purchase of HSS in 2002 and $159,000 on the purchase of AMDB in 2003 (see Note 4).

The Company’s weighted average amortization period for capitalized software is expected to be three years.  The Company expects that certain of our new products will be available for general release during the first quarter of 2005 at which time amortization of such costs shall commence.  The following table shows the estimated amortization expense for these assets for each of the five succeeding years:

Year Ending December 31,
(in thousands)
2004	$—
2005	859
2006	859
2007	858
2008	—
$2,576

9.                                      Income (Loss) Per Share

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands except per share data)		(in thousands except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share – net income (loss)	$132	$(58)	$310	$191

Denominator:
Denominator for basic income (loss) per share– weighted average number of Common shares outstanding during the period	14,575	14,676	14,525	14,676

Incremental common shares attributable to exercise of outstanding shares	300	—	300	—

Denominator for diluted income (loss) per per share	14,875	14,676	14,825	14,676

Basic earnings (loss)per share	$0.01	$0.00	$0.02	$0.01

Diluted earnings (loss) per share	$0.01	$0.00	$0.02	$0.01

The number of anti-dilutive options and warrants that were excluded from the computation of incremental common shares were 3,041,500 and 3,104,000 for the nine month period ended September 30, 2003 and 2004, respectively.

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

At September 30, 2004, the Company had two stock-based employee compensation plans.  The Company accounts for that plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three-month periods ended September 30, 2003 and 2004, consistent with the provisions of FAS No. 123, the Company’s net income and net income per share would have decreased.  The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the three-months ended September 30,		For the Nine-months ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2003	2004	2003	2004
Net income (loss):
As reported	$132	$(58)	$310	$191
Add: Stock-based employee compensation expense recorded	—	10	—	30
Less: Stock based employee compensation expense determined under fair value calculations	(17)	(10)	(51)	(30)
Pro forma	$115	$(58)	$259	$191

Basic income (loss) per share:
As reported	$0.01	$0.00	$0.02	$0.02
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	—	—
Pro forma	$0.01	$0.00	$0.02	$0.02

Diluted income (loss) per share:
As reported	$0.01	$0.00	$0.02	$0.01
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	—	—
Pro forma	$0.01	$0.00	$0.02	$0.01

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

12.                               Comprehensive Income (Loss)

The following table summarizes components of comprehensive income (loss):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2004	2003	2004

Net income (loss)	$132	$(58)	$310	$191
Change in cumulative translation adjustments	(11)	13	28	(46)
Comprehensive income (loss)	$121	$(45)	$338	$145

Accumulated other comprehensive income in the accompanying consolidated balance sheets consists of cumulative translation adjustments and minimum pension liability.

13.                               Management Equity/Conversion Transaction

On November 1, 2004, the Company converted $3,317,211 of its indebtedness to the Investor Group on such date, at $0.10 per share, and issued  33,172,110 shares of its common stock together with 10,000,000 shares of its commons stock relating to the $1,000,000 private placement to the Investor Group.

Pro Forma Financial Information Showing Effect of Management Equity/Conversion Transaction

The unaudited pro forma consolidated balance sheet set forth below give effect to the Management Equity/Conversion Transaction as if it had occurred on September 30, 2004. The unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2004 give effect to the Management Equity/Conversion Transaction as if it had occurred on January 1, 2004. The pro forma financial information does not purport to represent what the Company’s financial position or what the results of operations would have actually been had the Management Equity/Conversion Transaction occurred at such dates or to project the Company’s financial position or results of operations for any future date or period. In addition, it does not incorporate any benefits from anticipated cost savings or revenue growth from the Management Equity/Conversion Transaction.

The pro forma adjustments include the effect of to the amortization of any identifiable intangible assets recorded in connection with purchase accounting over their respective useful lives estimated at five years which reduces pro forma net income (loss) and income (loss) per share. The Company has engaged a third party expert to perform a valuation of the intangible and tangible assets.

Pursuant to an action taken by written consent of the Special Committee of the Board of Directors of MAI Systems Corporation on October 15, 2003, the Company and an investor group consisting of certain members of senior management (Mr. Ressler, Mr. Dolan and Mr. Kretzmer) and certain third parties (the “Investor Group”) agreed to the Management Equity/Conversion Transaction, subject to execution of definitive documents with CSA, shareholder approval and other requirements such as receipt of a fairness opinion. Subsequent to the approval of the Special Committee of the Board of Directors on October 15, 2003, the Investor Group negotiated directly with Computer Sciences Corporation to acquire the MAI shares held by CSA together with a portion of CSA’s indebtedness from MAI. On April 9, 2004, Computer Sciences Corporation agreed to terms with the Investor Group to acquire CSA’s equity position and $3,194,156 of Company indebtedness from CSA. On September 22, 2004, the Company received approval from its shareholders for the Investor Group to convert the Company indebtedness acquired from CSA plus any accrued interest through the date of conversion for  33,172,110 shares of its common stock based upon a conversion price of $0.10 per share.  Additionally, the shareholders also approved for the Investor Group to invest $1,000,000 of new cash proceeds into the Company, which the Company received on September 24, 2004, in a private placement at $0.10 per share

As the conversion price of the acquired indebtedness of $0.10 per share was lower than the fair value (quoted market price) on April 9, 2004 (the date that Computer Sciences Corporation agreed to terms with the Investor Group to acquire CSA’s debt and equity position) (see Note 5) of $0.18 per share, a beneficial conversion right has been provided to the Investor Group. The value of this beneficial conversion right has been measured for accounting purposes on April 9, 2004, as $2.6 million. The Company will record this value as a charge to interest expense on November 1, 2004, the date of the debt conversion and shares were issued.

In addition, the market price for the Company’s common stock was $0.14 per share on November 1, 2004, the date of issuance of the 10,000,000 shares of the Company’s common stock to the Investor Group.  Accordingly, the Company will record a $250,000 charge to stock compensation expense since certain members of the Company’s management are also members of the Investor Group. The amount of the charge is based on the 6,250,000 shares attributable to members of management based on their share in the Investor Group multiplied by the amount that the market price of the Company’s common stock of $0.14 per share exceeded the $0.10 per share on the date of issuance of such shares.

The Company believes that the aforementioned transaction permits but does not require it to use new basis or push down accounting since the members of the Investor Group will hold between 80% and 94% of the voting shares of the Company upon completion of the transaction. The Company has elected to apply push down accounting.

The Company currently has a stockholders’ deficit of approximately $13.4 million and an accumulated deficit of approximately $232 million. After application of the push down accounting, the portion of the historic deficit attributable to the Investor Group’s new ownership will be eliminated, and stockholders’ deficit will be partially reset based on the Investor Group’s new basis in MAI of approximately $2.25 million. Post push down stockholders’ equity (deficiency) will be calculated as follows (in thousands):

Non-Investor Group:
Historic stockholders’ deficiency at September 30, 2004	$(13,412)
Non-Investor Group Ownership (100% – 83.37%)	16.63%
Non-Investor Group basis to carry over		$(2,230)

Investor Group:
New basis to push down		$2,250 (a)
Original basis to carry over	$(13,412)
Investor Group pre-existing ownership percentage	4.53%
		(608)

New stockholders’deficiency		$(588)

(a)          $2 million investment from Investor Group used to purchase debt and MAI shares from CSA plus approximately $250,000 stock compensation expense attributable to members of Investor Group which are also members of the Company’s management (See footnote (e) to the pro forma financial statements).

Based on the balance sheet as of September 30, 2004, and considering the additional equity investment and debt conversion by the Investor Group, application of  push down accounting will result in a step-up in basis of the net assets of the Company of approximately $9,531,000 calculated as follows (in thousands):

Historical stockholders’ deficiency at September 30, 2004	$(13,412)
Conversion of Investor Group debt at book value	3,293
Step up in value of net assets	9,531
Post push-down accounting stockholders’ deficiency	$(588)

In accordance with push down accounting, the following pro forma statements of operations for the periods presented do not reflect estimated stock compensation and beneficial conversion charges of $250,000 and $2,635,000, respectively, resulting from the Management Equity/Conversion Transaction as such amounts will be charged to expense in the financial statements prior to the application of push down accounting and will have no impact on the post transaction balance sheet or statement of operations.

PRO FORMA CONSOLIDATED BALANCE SHEET

As of September 30, 2004

(UNAUDITED)

	Historical	Pro Forma Adjustments	Footnotes	Pro Forma

ASSETS
Current assets:
Cash	$555	$—		$555
Receivables, less allowance for doubtful accounts	2,130	—		2,130
Inventories, net	74	—		74
Prepaids and other assets	659	—		659

Total current assets	3,418	—		3,418

Furniture, fixtures and equipment, net	501	—		501
Intangibles, net	3,697	—		3,697
Intangible assets from Management Equity/Conversion Transaction	—	9,531	(b)	9,531
Other assets	14	—		14

Total assets	$7,630	$9,531		$17,161

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$983	—		$983
Accounts payable	1,078	—		1,078
Customer deposits	2,243	—		2,243
Accrued liabilities	2,725	(160)	(c)	2,565
Income taxes payable	111	—		111
Unearned revenue	3,415	—		3,415

Total current liabilities	10,555	(160)		10,395

Long-term debt	9,982	(3,133)	(c)	6,849
Other liabilities	505	—		505
Total liabilities	21,042	(3,293)		17,749

Stockholders’ deficiency:
Preferred Stock	—	—
Common Stock	152	424	(d)	576
Additional paid-in capital	218,112	(169,431)	(d)	48,681
Common stock subsribed	1,000	(1,000)	(a)	—
Accumulated other comprehensive income:
Minimum pension liability	(1,005)	792	(d)	(213)
Foreign currency translation	(47)	37	(d)	(10)
Unearned compensation	(25)	20	(d)	(5)
Accumulated deficit	(231,599)	181,982	(d) (e)	(49,617)

Total stockholders’ deficiency	(13,412)	12,824		(588)

Total liabilities and stockholders’ deficiency	$7,630	$9,531		$17,161

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended September 30, 2004
(UNAUDITED)
(In thousands, except per share data)

	Historical	Pro Forma Adjustments	Footnotes	Pro Forma

Revenue:
Software	$842	—		$842
Network and computer equipment	118	—		118
Services	3,923	—		3,923
Total revenue	4,883	4,883

Direct costs:
Software	40	477	(b)	517
Network and computer equipment	103	—		103
Services	1,264	—		1,264
Total direct costs	1,407	477		1,884

Gross profit	3,476	(477)		2,999

Selling, general and administrative expenses	2,200	—		2,200
Research and development costs	956	—		956
Other operating expense	48	—		48
Operating income (loss)	272	(477)		(205)

Interest income	—	—		—
Interest expense	(303)	80	(f)	(223)
Other non-operating expense	(22)	—		(22)

Income (loss) before income tax benefit	53	(397)		(450)
Income taxes expense	(5)	—		(5)

Net income (loss)	$(58)	$(397)		$(455)

Income (loss) per share:

Basic income (loss) per share	$0.00	$(0.01)		$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)		$(0.01)
Weighted average common shares used in determining income (loss) per share:

Basic	14,676	42,933		57,609
Diluted	14,676	42,933		57,609

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004
(UNAUDITED)
(In thousands, except per share data)

	Historical	Pro Forma Adjustments	Footnotes	Pro Forma

Revenue:
Software	$2,945	—		$2,945
Network and computer equipment	329	—		329
Services	11,683	—		11,683
Total revenue	14,957	14,957

Direct costs:
Software	369	1,430	(b)(e)	1799
Network and computer equipment	272	—		272
Services	3,446	—		3,446
Total direct costs	4,087	1,430		5,517

Gross profit	10,870	(1,430)		9,440

Selling, general and administrative expenses	6,900	—		6,900
Research and development costs	2,756	—		2,756
Other operating expense	67	—		67
Operating income (loss)	1,147	(1,430)		(283)

Interest income	1	—		1
Interest expense	(882)	240	(f)	(642)
Other non-operating expense	(60)	—		(60)

Income (loss) before income tax expense	206	(1,190)		(984)
Income taxes expense	(15)	—		(15)

Net income (loss)	$191	$(673)		$(999)
Income (loss) per share:

Basic income (loss) per share	$0.01	$(0.03)		$(0.02)
Diluted income (loss) per share	$0.01	$(0.03)		$(0.02)
Weighted average common shares used in determining income (loss) per share:

Basic	14,676	42,933		57,609
Diluted	14,676	42,933		57,609

Footnotes:

(a)                                  $1,000,000 private placement from Investor Group in September 2004 and is classified as Common Stock Subscribed in the accompanying pro forma balance sheet.

(b)                                 Preliminary estimate of definite life intangible assets to be recorded from Management Equity/Conversion Transaction using purchase accounting. Intangible assets will be amortized over a five-year life. For purposes of the pro forma financial statements, no amounts have been allocated to goodwill.

(c)                                  $3,133,000 of secured debt and $160,000 of accrued interest due to Investor Group and converted to equity.

(d)                                 Purchase accounting adjustments to common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit relating to the $250,000 compensation charge (see footnote (e) below), $2,635,000 beneficial conversion feature (see footnote (f) below) and $3,133,000 of secured debt and $160,000 of accrued interest converted to equity (see (c) above). Accumulated deficit and other comprehensive income are adjusted to equal minority interest’s share (16.63%) plus Investor Group share from pre-existing ownership (4.53%) of pre transaction amounts. Common stock and additional paid-in capital adjustments equals the balance necessary to force net equity change to equal the $9,531,000 step up in book value.

(e)                                  Pro forma adjustments do not include a $250,000 non cash stock compensation expense to be recorded prior to the application of push down accounting in connection with the Investor Group private placement. This expense will be recorded upon issuance of the 10,000,000 shares of MAI stock on November 1, 2004, based on the pro rata portion of shares being issued that are attributable to members of the Company’s management of 62.5%

(Mr. Ressler, Mr. Dolan and Mr. Kretzmer) multiplied by the excess of the market value of the Company’s common stock on date of issuance of $0.14 per share over the $0.10 per share purchase price.

(f)                                    Reduction of interest expense as a result of approximately $3.3 million of debt converted to equity. Does not include the charge to interest expense to be recorded prior to the application of push down accounting for the beneficial conversion right provided to the Investor Group of $2,635,000 (32,933,120 shares to be issued upon conversion of the outstanding debt as of September 30, 2004 times the difference between the closing price of MAI’s stock at April 9, 2004 of $0.18 per share and the conversion price of $0.10 per share), which shall be charged to interest expense in the period the conversion occurs.

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

Intangible and Long-Lived Assets

At December 31, 2003 and September 30, 2004, intangible and other long-lived assets represented 56% and 55%, respectively, of the Company’s total assets.

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

The Company capitalized $619,000 and $821,000 of software development costs for the period ending September 30, 2003 and 2004 respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  We believe that these new products will produce new sales adequate to recover amounts capitalized.  We expect that certain of our new products will be available for general release during the first quarter of 2005 at which time amortization of such costs shall commence. There can be no assurance that the company will be able to generate sufficient cash flow to continue to fund its research and development activities related to the N-Tier product.

Liquidity and Capital Resources

At September 30, 2004, our working capital deficiency decreased from a working capital deficiency of $10,399,000 at December 31, 2003 to a working capital deficiency of $7,137,000.  Excluding unearned revenue of $3,415,000, working capital deficiency at September 30, 2004 was $3,722,000.  Excluding unearned revenue of $3,209,000, the Company’s working capital deficiency at December 31, 2003 was $7,190,000.  Excluding unearned revenue, the decrease in the working capital deficiency of $3,468,000 was primarily attributable to increases in receivables of $817,000 and decreases in current portion of long term debt of $2,663,000, customer deposits of $90,000, accrued liabilities of $334,000 offset by decrease in cash of $109,000 and increase in accounts payable of $174,000.

Net cash used in investing activities for the period ended September 30, 2004 totaled $919,000, which is comprised of capital expenditures of $98,000 and capitalized software of $821,000.

Net provided by financing activities for the period ended September 30, 2004 totaled $406,000, which represents a $1,000,000 private placement of cash by an Investor Group offset by $594,000 of repayments on long-term debt.  On March 31, 2004, the Company successfully re-negotiated the terms of its Wamco loan whereby the maturity date was extended to February 28, 2006.  In addition, various restrictions and covenants, pursuant to the inter-creditor agreement between Canyon and Wamco, were amended to include a minimum quick ratio of 0.20 to 1.00 and a minimum debt coverage ratio of 0.50 to 1.00 which commence as of and for the three month period ended March 31, 2004 and for each and every fiscal quarter ending thereafter.  The Company was in compliance with the amended debt covenants as of and for the period ending September 30, 2004. There is no guaranty that the Company will meet its debt covenants in the future.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.

Stockholders’ deficiency decreased from $14,586,000 at December 31, 2003 to $13,412,000 at September 30, 2004, mainly as a result of a $1,000,000 private placement of cash for subscribed common stock and net income during the period of $191,000.

Although the Company has a net stockholders’ deficiency of $13,412,000 and a working capital deficit of $7,137,000 at September 30, 2004, the Company believes it will generate sufficient funds from operations to meet its operating and capital requirements.  In the event that the Company cannot generate positive cash flow from its operations during 2004 and 2005, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations; however, the Company expects to generate positive cash flow from its operations during 2004 and 2005 from shipping out products and services from its current backlog as of September 30, 2004 as well as new orders. These financial statements have been prepared assuming the Company will continue to operate as a going concern. If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company, including protection under the bankruptcy laws.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of September 30, 2004, excluding interest and original issue discount:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$11,045	$983	$6,452	$3,278	$332
Operating Leases	1,321	479	842	—	—
Consulting Agreements	30	30	—	—	—
	$12,396	$1,492	$7,293	$3,278	$332

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

	September 30, 2003	Percentage of Revenue	September 30, 2004	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue:	$4,814	100.0%	$4,883	100.0%
Gross profit	3,465	71.9%	3,476	71.2%
Selling, general and administrative expenses	2,307	47.9%	2,200	45.1%
Research and development costs	764	15.9%	956	19.6%
Other operating expense	(134)	(2.8)%	48	1.0%
Interest expense, net	286	5.9%	303	6.2%
Other non-operating expense	98	2.0%	22	0.5%
Income tax expense	12	0.2%	5	0.1%
Net income (loss)	$132	2.7%	$(58)	1.2%

Revenue for 2004 was $4,883,000 compared to $4,814,000 in 2003 or a 1.4% increase. Revenue increased $69,000 in 2004, as a result of increased software support service.

Gross profit for 2004 increased to $3,476,000 from $3,465,000 in 2003.  The slight increase in gross profit is mainly due to the decreased software costs from 2003 to 2004.

Selling, general and administrative expenses (“SG&A”) decreased from $2,307,000 in 2003 to $2,200,000 in 2004.  The decrease is mainly due to closing the Company’s Mexico office in January, 2004 and the ongoing effects of the management cost control program resulting in reduced vendor costs and consulting services.

Research and development costs increased from $764,000 in 2003 to $956,000 in 2004. The increase is mainly due to the addition of several developers in the Company’s Malaysia operations, including associated overhead costs and  other consulting services.  The Company capitalized $200,000 and $217,000 of software development costs in 2003 and 2004, respectively, associated with the Company’s product development of its new internet native suite of applications as well as our core product offerings.

Net interest expense was $286,000 in 2003 compared to $303,000 in 2004.

Other non-operating expense decreased from $98,000 in 2003 to $22,000 in 2004.  In 2003 non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations. Other non-operating expense of $22,000 in 2004 mainly relates to minority interest expenses associated with our Asian Operations. There were no material defined benefit expenses recorded in 2004.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2004

	September 30, 2003	Percentage of Revenue	September 30, 2004	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue	$14,752	100.0%	$14,957	100.0%
Gross profit	10,705	72.6%	10,870	72.7%
Selling, general and administrative expenses	7,277	49.3%	6,900	46.1%
Research and development costs	2,104	14.3%	2,756	18.4%
Other operating expense (income)	(181)	(1.2)%	67	0.4%
Interest expense, net	928	6.3%	882	5.9%
Other non-operating expense	309	2.1%	60	0.4%
Income tax expense (benefit)	(41)	(0.3)%	15	0.1%

Net income	$310	2.1%	$191	1.3%

Revenue for 2004 was $14,957,000 compared to $14,752,000 in 2003 or a 1.0% increase. Revenue increased $205,000 in 2004, as a result of increased software support services driven by slight price increases.

Gross profit for 2004 increased to $10,870,000 from $10,705,000 in 2003.  The increase in gross profit is mainly due to the increase in professional and support services revenues.

Selling, general and administrative expenses (“SG&A”) decreased from $7,277,000 in 2003 to $6,900,000 in 2004.  The decrease is mainly due to the closing of the Company’s Mexico office in January, 2004 and the ongoing effects of  the management cost control program resulting in reduced, building rent and consulting services.

Research and development costs increased from $2,104,000 in 2003 to $2,756,000 in 2004.  The company capitalized $619,000 and $821,000 of software development costs in 2003 and 2004, respectively. The increase is mainly due to the Company continued efforts to invest in product development of its new internet native suite of applications as well as our core product offerings primarily incurred as a result of the addition of several developers in the Company’s Malaysia operations, including associated overhead costs and  other consulting services

Other operating expense (income) was ($181,000) in 2003 and $67,000 in 2004.  Other operating income in 2003 is due to receipt of approximately $46,000 of cash resulting from a legal settlement on a tax claim with the United Stated Internal Revenue Service that resulted in a one-time gain of $262,000.  There was no such gain in 2004.

Net interest expense was $928,000 in 2003 compared to $882,000 in 2004.  The decrease is due to lower balances of interest bearing debt during 2004 as compared to 2003.

Other non-operating expense decreased from $309,000 in 2003 to $60,000 in 2004.  In 2003 non-operating expense relates to pension expense under a defined benefit plan for former employees from our discontinued operations.  In 2004 $35,000 relates to minority interest expense associated with our Asia Operations. There were no material defined benefit expense recorded in 2004.

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

Interest Rate Sensitivity

Of our $11.0 million principal amount of indebtedness at September 30, 2004, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $3.6 million bears interest at a fixed rate of 10%, $1.0 million bears interest at 9.25% and $0.7 million bears fixed interest rates ranging from 6% to 17.5%. Since these debt instruments bear interest at fixed rates, we have no exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 2004.

Item 4.  Evaluation of Disclosure Controls and Procedures

(a)         Evaluation of disclosure controls and procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed as of September 30, 2004. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

On November 17, 2004, the Company’s independent auditors orally notified the Company’s Audit Committee that they had identified significant deficiencies regarding the Company’s internal controls. The deficiencies noted were mainly (a) the lack of segregation of duties and (b) the lack of adequate account analysis and reconciliations, and (c) insufficient supervision of the Company’s accounting personnel.  The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with the lack of adequate resources given the size of the Company.  However, the

Company has taken steps to improve these internal control weaknesses

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

(d)                                 None.

Item 3.  Defaults Upon Senior Securities

(a)                                  None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on September 22, 2004 at the Hollywood Roosevelt Hotel, 7000 Hollywood Boulevard, Los Angeles, California.

(b) Elected Directors of Registrant. The following persons were elected to serve as directors of the Company: Richard S. Ressler, Zohar Loshitzer, Stephen Ross and Steven F. Mayer.

 (c) Items Voted Upon by Stockholders of the Registrant. The following matters were voted upon and approved by the stockholders of the Company. The number of votes cast for and against are set forth below (as well as the applicable number of abstentions and broker non-votes):

Subject	Votes For	Votes Against Or Withheld	Abstentions

ELECTION OF DIRECTORS:

Richard S. Ressler	14.937.000	143,423	-

Zohar Loshitzer	14,942,553	137,870	-

Stephen Ross	14,972,360	108,063	-
Steven F. Mayer

APPROVAL OF THE MANAGEMENT CONVERSION/EQUITY TRANSACTION	7,755,960	1,230,483	4,721

APPROVAL OF AMENDMENT TO COMPANY’S ARTICLES OF INCORPORATION	7,795,582	1,192,348	3,234

APPROVAL OF AMENDMENT TO 2001 RESTRICTED STOCK PLAN	7,823,733	1,163,731	3,700

RATIFICATION OF THE COMPANY'S SELECTION OF BDO SEIDMAN LLP AS INDEPENDENT AUDITORS FOR THE COMPANY	14,188,674	1,163,731	3,700

        (d)           None

Item 5.  Other Information

(a)                                  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 3.02 of Sarbane-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 3.02 of Sarbane-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, W. Brian Kretzmer, as required by Section 9.06 of Sarbane-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, James W. Dolan, as required by Section 9.06 of Sarbane-Oxley Act of 2002

(b)	Report on Form 8-K

Filed August 25, 2004

Filed September 28, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION
(Registrant)

Date: November 18, 2004
By:	/s/James W. Dolan
James W. Dolan
Chief Financial and Operating Officer
(Chief Financial and Accounting Officer)