Form 10-K
period 2004-12-31
MAI SYSTEMS CORP
filed 2005-09-21
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004 or

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

The number of shares of common stock outstanding as of July 18, 2005 was 57,847,862.  The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Over-the-counter Bulletin Board on September 16, 2005 was $510,669.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

PART I

ITEM 1.                  BUSINESS

THE COMPANY

We provide total information technology solutions to the hospitality, resort and destination industry.  The solutions provided by us typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support.  The software applications are generally our proprietary software, or software which is licensed to us on an exclusive basis.  The hardware, peripherals and networking systems are generally third-party products, which we distribute.  Directly and through arrangements with third parties, we provide on-site and off-site service and support to users of our solutions. We were incorporated under the laws of the State of Delaware on September 6, 1984.  Our name was changed from MAI Basic Four, Inc. to MAI Systems Corporation on November 6, 1990.  We commenced operations on January 29, 1985.

On April 9, 2004, an investor group, consisting of Canyon Capital Advisors (“Canyon”), our Chairman of the Board, Chief Executive Officer & President and Chief Financial & Operating Officer (“Investor Group”), acquired 2,433,333 shares of our common stock held by CSA Private Limited (“CSA”) and $3,133,344 of secured indebtedness owed to CSA for $1 million in cash.  On September 22, 2004, we received approval from our shareholders for the Investor Group to convert the secured indebtedness acquired from CSA plus any accrued interest through the date of conversion for shares of the our common stock based upon a conversion price of $0.10 per share.  Additionally, the shareholders also approved for the Investor Group to invest $1,000,000 of new cash proceeds into the company, which we received on September 24, 2004, in a private placement at $0.10 per share (the “Management Equity/Conversion Transaction”).    On November 1, 2004, we issued 10 million shares of its common stock to the Investor Group in exchange for the $1,000,000 of cash proceeds and the $3,133,344 secured note, together with $183,867 of accrued interest, was converted into 33,172,110 shares of our common stock.  See Notes 2 and 8 of the Notes to the Consolidated Financial Statements, Item 15 of Part IV of this report, incorporated herein by reference.

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

Our activities are conducted principally in the United States, the United Kingdom, Malaysia, Hong Kong and Singapore.  We also operate offices in the People’s Republic of China in Beijing and Shanghai.

We provide software support services (both procedural and technical support) to our hospitality customers from our offices in the United States, the United Kingdom, Kuala Lumpur, Singapore and Hong Kong.  In some countries, we rely on certain foreign distributors of our products to provide software support services to customers located within the distributors’ territories.

Products and Services

We provide complete enterprise products and services to serve the needs of local and multinational chains, franchisees and independent operators of hotels, resorts and destination properties. Our products have been installed in over 4,100 properties, throughout 84 countries, and in properties with up to 5,000 rooms from limited service and business hotels to convention centers and five star luxury resorts or urban luxury hotels.

Our HIS epitome™ solutions, including our established products (epitome for windows, formerly LodgingTouch, epitome for Unix, formerly CLS and epitome for i-series, formerly Paragon as well as our new internet native suite of products written in java (epitome™ Enterprise) which became available for general release in the first quarter of 2005), which represented all of our revenue during the three-year period ended December 31, 2004, enables hospitality enterprises to increase revenue, improve guest loyalty and reduce costs by centralizing and streamlining their operations while maximizing existing technology investments. A majority of our historical revenue relates to our property management systems applications associated with our established products.  Our new internet native corporate application suite is a component-based architecture.  The epitome™ Enterprise suite includes software, services and integration for Business Intelligence, Corporate Information, Channel Reservation, Channel Management and Property Management systems. The products are deployable on multiple platforms using intelligent transport and messaging technology.

Our epitome™ Enterprise services include systems integration, consulting, project management, implementation, training, documentation, online help, long-term support, maintenance and specialized engineering, with particular expertise in the implementation of local and wide-area networks for the hospitality industry.

Summarized below are the features of epitome™ Enterprise which has been general released in Q1 of 2005.

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

In the United States, our systems are marketed by a direct sales and marketing organization which included, 13 sales and marketing personnel located in the corporate headquarters and satellite offices.  In addition, we market our systems internationally through our subsidiaries which operate in the United Kingdom, Hong Kong, Malaysia and Singapore, and through various distributors that are exclusive in their jurisdictions.  Our international subsidiaries employed 19 sales and marketing personnel who are engaged in the marketing of MAI products from sales offices in the United Kingdom, Hong Kong, Singapore, Malaysia and the People’s Republic of China.

During 2004, our aggregate revenue was derived from geographic areas as follows:

Percentage of Total Revenue

United States	75.4%
Asia	16.9%
United Kingdom	7.7%

Total	100.0%

Our financial performance is affected by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business.  In addition, our foreign operations are subject to the usual risks that may affect such operations, including possible expropriation or other governmental actions, taxes and political changes.  However, as only 24.6% of our 2004 revenue was generated outside the United States, the risk associated with these foreign operations in relation to our overall financial performance is limited.

Support and Maintenance

The provision of around-the-clock customer service is a cornerstone of our business. As of December 31, 2004, we had support and maintenance agreements with approximately 1,738 customers.  We employ approximately 56 technicians to provide support for our applications software products.

Telephonic support, which is primarily to assist licensees of our applications products, is provided from our response centers located in Lake Forest, California, Concord, California, Singapore, Hong Kong, Malaysia and the United Kingdom.  We utilize current developments in telephony and call center technology to enable our support technicians to quickly identify and resolve customers’ software related computing problems.

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

Production and Procurement

In response to market demand for standardized hardware and software products, all of our current systems offerings utilize open systems architecture, which means that they will operate on a wide variety of third-party hardware equipment.  At present, we have relationships with a number of suppliers including Microsoft, Cognos, BEA, Compaq Computer, Data General, Hewlett Packard, Seagull Software, Visual Legacy, IBM, Southern Datacom and distributors such as MicroAge and Ingram Micro.  Management believes that these relationships have enabled us to reduce product costs, permit earlier availability of new technology and offer customer’s products with superior performance at competitive prices.  We no longer manufacture proprietary hardware products.

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

Order, Shipment and Backlog

We record and enter into backlog a purchase order for equipment and software when we receive a customer’s written order requesting delivery within twelve months, and systems configuration and contract provisions are verified.  Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog.  Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customer.  We include in backlog signed government contracts which have not yet been fully funded that are expected to commence delivery within the next twelve months.  As of December 31, 2004, we have approximately $9.7 million included in backlog relating to the United States Air Force, of which $1.2 million is expected to be shipped within fiscal 2005 and the balance of the contract shipped by December 31, 2008.

Set forth below is certain information concerning orders, shipments and backlog for 2003 and 2004:

	(dollars in millions)
	2003	2004

Orders received (net of cancellations)	$2.9	$17.9
Shipments	4.3	7.5
Backlog (at year end)	1.8	12.2

Our backlog is not necessarily indicative of future revenues.

Research and Development

Our research and development activities are focused on the development of products for the hospitality, resort and destination industry.

As of December 31, 2004, we employed 62 engineers, programmers and other technical personnel in research and development activities.  During 2002, 2003, and 2004, we incurred $3,307,000 (net of capitalized software of $861,000), $2,828,000 (net of capitalized software of $896,000) and $3,708,000 (net of capitalized software of $1,065,000) respectively, for research and development activities.  Our research and development expenditures related to the support and extension of existing software products and the development of new products.

Customers

Our customers in hospitality are both chain and independent hotels and resorts.  During 2002 and 2003, Joint Armed Services (JAS) was the only customer accounting for ten percent or more of our revenues.  Total revenue from JAS for 2002 and 2003 was $2,880,000 and $3,535,000 respectively.  There were no customers accounting for ten percent or more of our revenues for 2004.

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

We are party to license agreements with Microsoft, Cognos, BEA, Compaq Computer, Data General, Hewlett Packard, Seagull Software, Visual Legacy, IBM and Southern Datacom, Novell and with a number of other suppliers of software products.  These licenses are terminable at our option and certain of the licenses require us to make royalty payments.

Employees

As of December 31, 2004, we had 226 employees, of which 129 were employed in the United States, 12 in the United Kingdom and 85 in Asia (Hong Kong, Singapore, Malaysia and the People’s Republic of China).  We have not experienced any work stoppages and consider our relationship with our employees to be good.

RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein.  In addition to the factors set forth herein, there may be other factors, or factors that arise in the future which may affect our future performance.

Effects of Terrorism, War in Iraq and Other Events

Our operating results for the twelve months ended December 31, 2004 were negatively affected by continuing threat of worldwide terrorism, war in Iraq and other world events.  Weakness in the hospitality and tourism industries as a result of terrorist attacks and armed conflicts arising there from have caused the Company to experience cancellations, delays and reductions in certain purchases by its hospitality customers. There can be no guarantee that this slow-down will be only short-term. Many of our hospitality customers experienced severe declines in occupancy and room rates at most of their hotels in the weeks following the attacks.  We are operating our business under the assumption that the weakness in the hospitality industry will be short-term.  It is not possible, however, to predict the magnitude or duration of the declines or the potential impact on our results of operations, financial condition or cash flow, if the existing political and economic risks continue unabated, or if there is future major terrorist activity.

We Have Issued A Substantial Number of Shares to a Shareholder Who Can Exercise Significant Influence

On April 9, 2004, an investor group, consisting of our Chairman of the Board, Chief Executive Officer & President, Chief Financial & Operating Officer and our principal lender, Canyon Capital Advisors (“Investor Group”), acquired 2,433,333 shares of the Company’s common stock held by CSA and approximately $3.2 million of our secured indebtedness to CSA for $1 million in cash.

On September 22, 2004, the Company received approval from its shareholders for the Investor Group to convert the indebtedness the Investor Group acquired from CSA plus any accrued interest through the date of conversion for shares of the our common stock based upon a conversion price of $0.10 per share.  Additionally, the shareholders also approved for the Investor Group to invest $1,000,000 of new cash proceeds into the Company, which we received on September 24, 2004, in a private placement at $0.10 per share (the “Management Equity/Conversion Transaction”).  On November 1, 2004, the Company converted $3,317,211 of its indebtedness to the Investor Group on such date, at $0.10 per share, and issued 33,172,110 shares of its common stock together with 10,000,000 shares of its common stock relating to the $1,000,000 private placement to the Investor Group.  Such stock is subject to certain terms and conditions, including the fact that it will initially be ‘restricted’ stock, not available for sale. If this Investor Group decides not sell its shares of Common Stock or sells the shares in a block to a third party, either this shareholder or the party or parties it sells to in any “block” sale may be able to exert significant influence over our affairs because they have approximately 85% of the voting control on any matter that may be submitted for a shareholder vote.

Our Board of Directors and the Investor Group are in the process of furnishing an information statement to all holders of record of the issued and outstanding shares of our common stock, $0.01 par value, in connection with a proposed Amendment to our Amended and Restated Certificate of Incorporation (“Amendment”) to effectuate a 1-for-150 reverse stock split. If consummated, the reverse stock split would enable us to terminate our periodic reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the registration of our common stock under Section 12(g) of the Exchange Act and the quotation of our common stock on the OTC Bulletin Board and we will become a “private” company.

This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us.  Additionally, the consummation of the going private transaction could have a material and adverse effect on the market price of our common stock.

The Price of Our Common Stock May Decline Due to Sales by Certain Shareholders

Approximately 85% of our issued and outstanding Common Stock is held by the Investor Group and the personal holdings of the members of the Investor Group.  Sales by these shareholders of a part or substantially all of their shares of our Common Stock in the market or the perception that sales may occur could cause the market price of our Common Stock to drop.

As defined under Rule 144 under the Securities Act of 1933, the shares held by the Investor Group are “restricted securities”.  These shares may be sold pursuant to registration under the Securities Act, or to the extent permitted by Rule 144 or another exemption under the Securities Act.

Our Agreements with our Primary Lender and Two Other Substantial Creditors Require Substantial On-Going Payments

We have agreements with Wamco 32, Ltd. (“Wamco”), previously Coast Business Credit (“Coast”) whose loan was sold to Wamco on May 15, 2003, and two other creditors that require substantial on-going payments and affect the availability of our cash flow to be used for other material company operations.  On January 13, 2003 and again on March 31, 2004, we restructured our debt with Wamco and Canyon.  We also restructured our subordinated debt with CSA on March 31, 2004.  Currently, these obligations are follows:

•                  A balance due to Wamco of approximately $774,000 under a term loan with a current monthly principal and interest payment obligation of approximately $58,000, maturing in February 28, 2006;

•                  A balance due under our 11% subordinated notes payable to an investment fund managed by Canyon Capital Management LP (“Canyon”) of approximately $5,660,000, with a current monthly interest payment obligation of $52,000;

•                  A balance due under a 12.5% secured promissory note due to CSA in the amount of $500,000, with monthly principal and interest payments of $10,000.

As of December 31, 2004 we were current on our payment obligations to Wamco and Canyon.  In connection with the restructuring of the Wamco and Canyon debt, the covenants were revised and were effective commencing with the quarter ended March 31, 2003, to include a minimum quick ratio of 0.20 to 1.00 and minimum debt service coverage ratio of 0.50 to l.00.  We are currently not in compliance with but received waivers for these covenants through December 31, 2004.  We are currently in default with our payment obligations to CSA and have not made any payments on the $500,000 secured promissory note. In the event that we are unable to meet the required payments to our primary secured lenders, they are entitled to exercise certain rights under the respective agreements we have with them, including but not limited to, foreclosing on all of our tangible and intangible assets.  Such action would have a substantial adverse effect on our ability to continue as a going concern.

Our Period of Losses May Continue

We incurred a net loss for the years ended December 31, 2002 and 2004.  We cannot assure you that we will attain profitability on a consistent basis or avoid losses on a quarterly or annual basis in the future.

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

We May Need and Be Unable to Obtain Additional Funding on Satisfactory Terms, Which Could Dilute Our Stockholders or Impose Burdensome Financial Restrictions on Our Business

As stated above, the Company has successfully restructured the terms of certain secured debt, including extending the maturity dates.  The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of ..20 to 1.00 and a minimum debt service coverage ratio of .50 to l.00.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was not in compliance with but received waivers for its covenants through December 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.  Any additional debt financing or other financing of securities senior to Common Stock will likely include financial and other covenants that will restrict our flexibility.  At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our Common Stock. Any failure to comply with these covenants or to repay such indebtedness when due would have a material adverse effect on our business, prospects, financial condition and results of operation.

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

Trading in Our Common Stock is Limited

The recent trading volume for our Common Stock has been small, and the market for our common stock has been less liquid than that of many other publicly traded companies.  During the twelve months ended December 31, 2004, the average daily trading volume has been approximately 15,000 shares, whereas the average daily trading volume for an American Stock Exchange listed stock is substantially higher.  There can be no assurance that a stockholder who desires to sell shares of Common Stock can sell all of the shares that the stockholder desires to sell, either at all or at the desired times or prices.

Our International Operations Are Subject to Additional Risks

Approximately 25% of our revenues in the year ended December 31, 2004 were derived from foreign operations and approximately 43% of our work force is based outside the United States.  Our financial performance is affected to some extent by the fluctuation in value of the US dollar in relation to the local currencies of the countries in which we do business. In addition, our foreign operations are subject to the usual risks that may affect such operations, including import and export restrictions, possible expropriation or other governmental actions, taxes and political changes. International sales are subject to inherent risks, including:

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

Use of NOLs

The Company has Federal and state net operating losses (NOL) carryovers that will expire in the years 2005 through 2021.  The Company’s utilization of a portion of its NOL carryovers is subject to various uncertainties including an annual limitation under Section 382 of the Internal Revenue Code of approximately $80,000 for NOL’s as of December 31, 2004.

ITEM 2.                                                     PROPERTIES

As of July 12, 2005, the principal properties utilized by the Company were as follows:

Type of Facility	Approximate Total Square Footage	Location

Corporate and Hospitality Headquarters, warehousing, administration, marketing, sales, development and support	26,955	Lake Forest, California
Sales and support	600	Boston, Massachusetts
Sales and support	500	Allen, Texas
Hotel Information Systems (Ltd) Hong Kong headquarters, marketing, sales, and support	2,902	Hong Kong
Hotel Information Systems (Ltd) Singapore sales and support	4,529	Singapore
Hospitality Services & Solutions (Ltd) Malaysia support and development.	6,300	Malaysia
Hotel Information Solutions Limited, European Headquarters, marketing, sales and support	2,225	London

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In June 2003, the Company was de-listed from the American Stock Exchange (“AMEX”) and began trading on the Over-the-counter Bulletin Board under the symbol “MAIY.OB” and is currently being traded on under the symbol “MAIY.PK”.  Prior to listing on the AMEX, which occurred August 29, 1995, our shares were traded on the Over-the-Counter Bulletin Board by various market makers under the ticker symbol “MAIS”. The following table sets forth the high and low closing sales prices for our Common Stock for the indicated periods during 2003, 2004 and 2005, as reported by the AMEX and Over-the-counter Bulletin Board. On September 16, 2005, the closing price of our Common Stock as reported by the Over-the-counter Bulletin Board was $0.055 and there were 485 stockholders of record (See “Risk Factors” – American Stock Exchange Market Listing”).

We have never paid any dividends and do not anticipate declaring or paying cash dividends in the foreseeable future.  We intend to retain future earnings, if any, to reinvest in our business.  The covenants in our current or future financing agreements may prohibit or limit our ability to declare or pay cash dividends.

Period	High	Low

Fiscal 2003
First Quarter	$0.55	$0.06
Second Quarter	$0.28	$0.05
Third Quarter	$0.25	$0.06
Fourth Quarter	$0.15	$0.08

Fiscal 2004:
First Quarter	$0.26	$0.14
Second Quarter	$0.34	$0.16
Third Quarter	$0.24	$0.15
Fourth Quarter	$0.21	$0.10

Fiscal 2005:
First Quarter	$0.16	$0.09
Second Quarter	$0.08	$0.04

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

Interest Rate Sensitivity

Of our $7.7 million principal amount of indebtedness at December 31, 2004, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $0.5 million bears interest at a fixed rate of 12.5%, $0.8 million bears interest at 9.25% and $0.7 million bears fixed interest rates ranging from zero to 6%. Since these debt instruments bear interest at fixed rates, we have exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars.  The currency exchange impact on intercompany transactions was immaterial in 2002, 2003, and 2004.

ITEM 8.                                                     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to our Annual Report under the headings, “Consolidated Balance Sheets”, “Consolidated Statements of Operations”, “Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Report of Independent Registered Accounting Firm”.

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

On November 17, 2004, the Company’s independent auditors orally notified the Company’s Audit Committee that they had identified significant deficiencies regarding the Company’s internal controls. The deficiencies noted were mainly (a) the lack of segregation of duties and (b) the lack of adequate account analysis and reconciliations, and (c) insufficient supervision of the Company’s accounting personnel.  The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with the lack of adequate resources given the size of the Company.  However, the Company has taken steps to improve these internal control weaknesses such as hiring of additional accounting personnel and the reallocation of duties to better facilitate segregation of duties and supervision.  Additionally, the Company has implemented procedures for timely and complete account analysis and reconciliations.  We have implemented new accounting software during the first quarter of 2005, which we believe mitigates certain weaknesses in our systems to ensure our financial statements are fairly presented in accordance with United States Generally Accepted Accounting Principles.

Based on the investigation by the Company’s Audit Committee and additional procedures performed by management, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective and will timely alert the Company’s management to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

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

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The name, business address and experience of each of our directors for at least the past five years and certain other information concerning each director has been furnished by the director and is set forth below.

Richard S. Ressler, 46, has been the Chairman of the Board and a director since 1995. He was our Chief Executive Officer from October 1994 until February 1997 and our President from October 1994 until May 1995. He has served in each of these capacities pursuant to a consulting agreement between our company and Orchard Capital Corporation. Mr. Ressler is the founder and President of Orchard Capital, a firm that provides investment capital and advice to companies (including MAI) in which Orchard Capital or its affiliates invest. He has been a principal of Orchard Capital since 1994. His present business address is 6922 Hollywood Boulevard, Suite 900, Hollywood, California  90028.  Mr. Ressler is Chairman of CIM Group, Inc., which acts as an integrated real estate investment and management services firm for institutional investors. He has been a principal of CIM Group and its predecessor since 1994. Mr. Ressler has been Chairman of the Board and a director of j2 Global Communications, Inc., a leading unified messaging service provider, since 1997, and served as Chief Executive Officer of j2 Global from March 1997 until January 2000, serving in each of these capacities pursuant to a consulting agreement between j2 Global and Orchard Capital.

Zohar Loshitzer, 47, was appointed to our Board of Directors in January 1998. From July 1997 through December 31, 2000, he was Chief Information Officer, and in 2001 he became Executive Vice President, Corporate Strategy, for j2 Global Communications, Inc., a leading unified messaging services provider. His present business address is 6922 Hollywood Boulevard, Suite 900, Hollywood, California  90028.  From July 1997 through November 29, 2000, he also served as a member of the Board of Directors of j2 Global Communications, Inc. From August 2000 through December 31, 2001 he acted as a consultant with MAI Systems Corporation. Since 1995, he has also been a Managing Director of Orchard Telecom, a telecommunications-consulting firm. From 1987 until 1995, he was the general manager and part owner of Life Alert, a nationwide emergency response service.

Stephen Ross, 57, was elected to our Board of Directors in May 2001. He is currently a consultant for Warner Bros. His present business address is 4000 Warner Boulevard, Building 2, Suite 208, Burbank, California 91522. From 1989 to 2001, he was employed by Warner Bros. as Executive Vice President, Special Projects. He also served from 1992 through 2001 as a director of the Sea World Property Trust (an Australian theme park company). From 1986 through 1989, he was employed by Lorimar Telepictures Corp. as Senior Vice President and General Counsel. From 1981 through 1986, he worked with Telepictures Corp. where he was Senior Vice President, General Counsel and a member of its board of directors. He also serves as a director of Grill Concepts, Inc., a restaurant company.

Steven F. Mayer, 45, was elected to our Board of Directors in May 2001. Since December 2002, he has been Managing Director of Cerberus Capital Management, LLC, a private investment firm that manages funds and accounts with approximately $12.5 billion in aggregate committed capital. His present business address is 11812 San Vicente Boulevard, Suite 300, Los Angeles, California 90049. Cerberus invests primarily in businesses exhibiting the potential for business improvement and manages holdings in the United States and worldwide. From February 2002 until November 2002, Mr. Mayer was Executive Managing Director of Gores Technology Group, LLC, a private investment and management firm. From November 1996 until September 2001, he was a Managing Director and co-head of Corporate Finance of U.S. Bancorp Libra, the leveraged finance investment-banking unit of U.S. Bancorp, and its predecessor company. He was also a Managing Director of Libra Capital Partners, L.P., an affiliated private equity firm that sponsors and invests in management-led buyouts, later stage growth financings, leveraged recapitalizations, corporate divestitures, and acquisitions. From June 1994 until November 1996, Mr. Mayer was a managing director of Aries Capital Group, LLC, a private investment firm that he co-founded. From April 1992 until June 1994, when he left to co-found Aries Capital Group, Mr. Mayer was a principal with Apollo Advisors, L.P. and Lion Advisors, L.P., affiliated private investment firms. Prior to that time, Mr. Mayer was an attorney with Sullivan & Cromwell specializing in mergers, acquisitions, divestitures, leveraged buyouts and corporate finance. Mr. Mayer currently serves as a director of Acterna Corporation, a leading telecommunications test and measurement company and Airway Industries, Inc., a leading luggage and travel accessories company.

Executive Officers

The name, business address and experience for at least the past five years and certain other information concerning each such executive officer has been furnished by the executive officer and is set forth below.

W. Brian Kretzmer, 51, has been our Chief Executive Officer since August 1999 and was appointed as our President on September 10, 2000. His present business address is 26110 Enterprise Way, Lake Forest, California 92630. He also served as our Chief Financial Officer from August 1999 until March 2000. From August 1997 until July 1999, he was Executive Vice President and Chief Financial Officer for Segue Corporation, a California-based private company focused on providing support services to computer manufacturers utilizing Internet commerce. From July 1991 until July 1997 he held various positions with us, including Vice President, Corporate Development, Controller, Vice President, Finance, Chief Financial Officer, and Chief Information Officer. From July 1995 until July 1996 he also served as the President and Chief Operating Officer of Gaming Systems International, which was at that time a wholly-owned subsidiary of ours.

James W. Dolan, 46, has been our Chief Financial Officer since March 2000 and our Chief Operating Officer since March 2001. His present business address is 26110 Enterprise Way, Lake Forest, California 92630.  Previously, he served as our Vice President, Finance from September 1999 until March 2000. From 1985 to 1999, Mr. Dolan served in positions of increasing responsibility with the accounting firm of KPMG LLP, where he managed audit and consulting projects for companies ranging in size from start-up operations to large public multinational organizations. Mr. Dolan also served as KPMG’s senior audit manager to MAI from 1994 through 1997.

Code of Business Conduct and Ethics

We have adopted a “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including our executive officers. In addition, we have adopted a supplemental code of ethics for our chief executive officer and chief financial officer and other senior accounting officers.  A copy of both documents setting forth our Code of Business Conduct and Ethics is posted on our Internet site at www.hotelinfosys.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

ITEM 11.                                              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to our Chairman, our Chief Executive Officer, and one other executive officer who served during the last fiscal year, information concerning all compensation paid for services in all capacities during the last three fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($)	Other Annual Compensation ($)	Restricted Stock Awards		Securities Underlying Options(#)	All Other Compensation ($)

Richard S. Ressler(1)	2004	$144,000	(2)	$0	$0	12,500	(3)	0	$0
Chairman	2003	252,000	(2)	0	0	12,500		6,250	0
	2002	288,000	(2)	0	0	12,500		6,250	0

W. Brian Kretzmer(4)	2004	$306,000		$0	$0	62,500	(5)	0	$0
Chief Executive Officer &	2003	240,000		55,000	0	62,500		0	0
President	2002	240,000		0	0	62,500		100,000	0

Footnotes to Table:

(1)                                   Mr. Ressler is an employee of Orchard Capital Corporation, which provides his services to us through a consulting agreement.

(2)                                   A portion of Mr. Ressler’s 2002, 2003 and 2004 compensation has been accrued and not yet paid.

(3)                                   Mr. Ressler presently holds 37,500 shares of vested restricted stock as of December 31, 2004.

(4)                                   Mr. Kretzmer was appointed to the position of Chief Executive Officer effective August 2, 1999 and he assumed the position of Chief Financial Officer effective August 17, 1999 (Mr. Kretzmer subsequently resigned as Chief Financial Officer on March 24, 2000 when Mr. Dolan was elected to this position). He assumed the position of President effective September 10, 2000.

(5)                                   Mr. Kretzmer presently holds 187,500 shares of vested restricted stock as of December 31, 2004.

(6)                                   Mr. Dolan was appointed to the position of Chief Financial Officer effective March 24, 2000 and to the position of Chief Operating Officer effective March 10, 2001. Previously, from September 1999 through March 2000 he served as our Vice President, Finance.

(7)                                   Mr. Dolan presently holds 112,500 shares of vested restricted stock as of December 31, 2004.

Options Granted in Last Fiscal Year

The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 2004 to the Company’s chairman and executive officers named in the Summary Compensation Table:

	Number of Securities Underlying Options	% of Total Options Granted	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted (2)	In Fiscal Year (3)	($/Share) (4)	Date	5% ($)	10% ($)

Richard Ressler	N/A	N/A	N/A	N/A	N/A	N/A
W. Brian Kretzmer	N/A	N/A	N/A	N/A	N/A	N/A
James Dolan	N/A	N/A	N/A	N/A	N/A	N/A

(1)                                  Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not represent an estimate by the Company of future stock price growth.

(2)                                  There were no stock options granted by us in 2004.

(3)                                  Options are granted at an exercise price equal to the market value of the Common Stock as listed on the OTC Bulletin Board.

(3)                                  The exercise price and tax withholding obligations may be paid in cash and, subject to certain conditions or restrictions, by delivery of already-owned shares or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by any of the executive officers during the year ended December 31, 2004. The value of the options held at the end of the year are set forth in the following table:

VALUE OF UNEXERCISED STOCK OPTIONS AT END OF YEAR

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)			Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (1)
Name	Exercisable		Unexercisable	Exercisable	Unexercisable
Richard S. Ressler	14,063		4,688	$0.00	$0.00
W. Brian Kretzmer	591,667	(2)	33,333	$0.00	$0.00
James W. Dolan	233,333		16,667	$0.00	$0.00

(1)                                   Market value of underlying securities at fiscal year end ($0.14 per share), minus the exercise price.

(2)                                  Includes 225,000 warrants issued to Mr. Kretzmer in May 2000 which have a ten year term with an exercise price of $0.56 per share. The exercise price of these warrants will increase with the fair market value of Common Stock when the fair market value exceeds $2.81 per share.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

The policy of the Company regarding the compensation of its executive officers is to maintain a total compensation program which would retain the services of key executives and (a) assure the availability of their skills for the benefit of the Company, (b) secure to the Company freedom from competition by such persons within reasonable and lawful limits, and (c) provide appropriate base compensation, benefits, and financial incentives through bonus, severance and other employment-related programs. The Compensation Committee of the Board of Directors recommends, subject to the Board’s approval, executive compensation, including the compensation of the Chairman and the Chief Executive Officer. The Compensation Committee or the Board of Directors determines and approves stock option grants for all employees, including the Chief Executive Officer. The Committee currently comprises two non-employee directors, one of whose services are provided pursuant to a consulting agreement between MAI and his employer.

Compensation Philosophy

The Company operates in the highly competitive and rapidly changing high technology industry. The goals of the Company’s compensation program are to align compensation with the Company’s overall business objectives and performance, to foster teamwork, and to enable the Company to attract, retain and reward employees who contribute to its long-term success. The Committee also seeks to establish compensation policies that allow the Company flexibility to respond to changes in its business environment.

Compensation Components

Compensation for the Company’s executive officers generally consists of salary, annual incentive, and stock option and restricted stock awards. The Committee assesses past performance, anticipated future contributions and various subjective factors such as their responsibilities, qualifications, and years of experience in establishing the total amount and mix of each element of compensation.

Salary. The salaries of the executive officers are determined annually by the Compensation Committee based upon various subjective factors such as the executive’s responsibilities, position, qualifications, years of experience, and individual performance. In no such case does the Committee undertake a formal survey of analysis of compensation paid by other companies.

Annual Incentive. The Committee annually reviews and approves an executive compensation plan. A target, expressed as a percentage of salary, is established for each corporate officer, based on the scope of his or her responsibility. Actual payment is computed as a percentage of that target based on the Company’s performance in achieving specified objectives, and the individual performance of executives.

Stock Options, Warrants and Restricted Stock. Stock option, warrants and restricted stock awards are designed to align the interests of executives with the long-term interests of the stockholders. The Committee approves option, warrant and restricted stock grants subject to vesting periods (usually over a three or four-year period) to retain executives and encourage sustained contributions. The exercise price of options and warrants, or the issue price in relation to restricted stock, is the market price on the date of grant.

The Company is subject to Section 162(m) of the Internal Revenue Code, adopted in 1993, which limits the deductibility of certain compensation payments to its officers. The Company does not have a policy requiring the Committee to qualify all compensation for deductibility under this provision. The Company does not currently have any non-deductible compensation plans. The Company believes that any compensation expense incurred in connection with the exercise of stock options granted under its 1993 Employee Stock Option Plan will continue to be deductible as performance-based compensation.

In awarding stock options to its corporate level executive officers, the Committee considers the executive’s performance as well as options previously granted when determining additional option awards. The Committee does not currently have a targeted percentage of equity ownership for executives.

Compensation of Chairman

Richard Ressler’s services as Chairman (and formerly as Chief Executive Officer) have been provided pursuant to a consulting agreement dated August 15, 1994 (amended as of August 16, 1997, August 24, 1997, August 24, 1998, August 24, 1999, August 24, 2000, August 24, 2001, August 24, 2002, August 24, 2003) with Orchard Capital Corporation, Mr. Ressler’s employer. Pursuant to that agreement, Orchard was paid $24,000 per month up through and including September 30, 2003, at which time this amount was voluntarily reduced to $12,000 per month, for the balance of the term through August 31, 2006.

In August 1994, Orchard was granted warrants to purchase up to 625,000 shares of the Company’s Common Stock at $1.90 per share (which Orchard immediately transferred to Mr. Ressler). Mr. Ressler exercised 157,895 of these warrants in September 1997. The remainder of the $1.90 warrants expired on August 14, 2003 (these warrants were originally scheduled to expire on August 14, 1999, but the Committee approved two extensions). In March 1997, Orchard was issued warrants to purchase up to 50,000 shares of Common Stock at $7.50 per share (which it immediately transferred to Mr. Ressler). In order for the Company to raise equity capital, the exercise price of these warrants was adjusted to $3.04 on September 12, 1997 and the warrants were subsequently exercised. In August, 1999, Orchard was granted options under the Company’s 1993 Employee Stock Option Plan to purchase 225,000 shares of Common Stock at $2.50 per share. One-third of these options became exercisable on each of the first three anniversaries of the grant, and the options expire in August, 2009.  The options to purchase 225,000 shares of Common Stock were voluntarily canceled during 2004.

Commencing in 1999, Mr. Ressler became eligible to receive stock options under the Company’s Non-Employee Director’s Option Plan. He currently holds options to acquire 50,000 shares of Common Stock under the Plan. Additionally, Mr. Ressler participates in the Company’s 2001 Restrictive Stock Plan and has received a grant of 50,000 shares of restricted Common Stock, of which 37,500 shares have vested.  During 2004, options to purchase 31,250 shares of Common Stock were voluntarily canceled.

Compensation of Chief Executive Officer

The Company considers that the compensation level of the Chief Executive Officer should be comparable to those companies in the computer software and services peer group (including certain peer companies that are included in the S&P Application Software composite index). Based upon these factors, the Committee determined that Brian Kretzmer should receive a base salary of $300,000. For fiscal 2004, Mr. Kretzmer did not participate in an incentive compensation plan. Additionally, Mr. Kretzmer participates in the Company’s 2001 Restrictive Stock Plan and has received a grant of 250,000 shares of restricted Common Stock, of which 250,000 shares have vested as of December 31, 2004.

Respectfully submitted,

Zohar Loshitzer, Chairman

Richard S. Ressler

Date: September 16, 2005

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. The Board of Directors, in its business judgment, has determined that all current members of the Committee are “independent”, as required by the listing standards of the American Stock Exchange.

The Committee operates pursuant to a Charter that was adopted by the Board on June 12, 2000, and amended and restated on March 15, 2001 and again on March 25, 2004. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, the Company’s accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm is responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of its oversight function, the Committee has considered and discussed the audited financial statements with management and the independent registered public accounting firm. The Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as currently in effect. Finally, the Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not experts in the fields of accounting or auditing, including in respect of auditor independence. We do not currently have a financial expert serving on the Audit Committee.  We do not presently have specific plans with respect adding a director who would constitute a financial expert, as defined by SEC rules.  Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

Based upon the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission.

Respectfully submitted,

Steven F. Mayer

Stephen Ross

Date:  September 16, 2005

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the S&P 500 Index and the S&P Computer Systems Index for the period commencing January 1, 2000 and ending December 31, 2004. The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 as amended (the “Securities Act”) or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG MAI SYSTEMS CORPORATION, THE S & P 500 INDEX

AND THE S & P APPLICATION SOFTWARE INDEX

* $100 invested on 12/31/99 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Graph produced by Research Data Group, Inc.	7/21/2005

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the persons listed below as of December 31, 2004. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission under the Exchange Act and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants held by that holder that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership

Our controlling stockholder is HIS Holding, LLC, which we also refer to in this Annual Report on Form 10-K as the “Investor Group.”  This entity is a Delaware limited liability company that was formed on March 23, 2004 to act as a holding company for investments in hospitality companies. Voting and dispositive power over shares of our common stock held by HIS Holding, LLC is held by Richard S. Ressler as the managing member.  The other members of HIS Holding, LLC are James W. Dolan, W. Brian Kretzmer and Canyon Capital Advisors, LLC.

	Number of	Percentage
Name and Address	Shares	of Class (1)

Canyon Capital Advisors LLC (2)	2,515,600	4.35%

Richard S. Ressler (3)	44,787,897	77.42%

W. Brian Kretzmer (4)	1,086,033	1.88%

James W. Dolan (5)	650,000	1.12%

Investor Group (6)	43,172,110	74.63%

(1) For each individual and group in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group, plus shares acquirable within 60 days of the date of this table by such person or group, by the sum of 57,847,862 shares of common stock outstanding on the date which is within 60 days of the date of this table plus shares of common stock acquirable within 60 days of the date of this table by such person or group.

(2) Canyon Capital Advisors LLC, The Value Realization Fund L.P., The Value Realization Fund B, L.P., C.P.I. Securities, L.P., The Canyon Value Realization Fund (Cayman), Ltd., GRS Partners II, Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen, as a group, beneficially own 2,515,600 shares of common stock. Power to vote or dispose of the shares beneficially owned by Canyon Capital Advisors, LLC is held jointly by Messrs. Julis and Friedman, as managing partners.  The address of all of the above-referenced entities is 9665 Wilshire Boulevard, Suite 200, Beverly Hills, California 90212.

(3) Mr. Ressler’s address is c/o Orchard Capital Corporation, 6922 Hollywood Boulevard, Suite 900, Hollywood, California  90028. Includes 14,063 shares of common stock issuable upon exercise of options held by Mr. Ressler which are currently exercisable and exercisable within 60 days of the date of this table. Also includes 43,172,110 shares of common stock issued to the Investor Group over which Mr. Ressler has voting and dispositive control.

(4)  Includes 650,000 shares of common stock issuable upon exercise of options or warrants held by Mr. Kretzmer that are currently exercisable and exercisable within 60 days of the date of this table.

(5)  Includes 250,000 shares of common stock issuable upon exercise of options held by Mr. Dolan which are currently exercisable and exercisable within 60 days of the date of this table.

(6) The Investor Group consists of certain members of senior management and/or our Board of Directors (Richard S.  Ressler is the Chairman of our Board of Directors, W. Brian Kretzmer is our Chief Executive Officer and President and James W. Dolan is our Chief Financial and Operating Officer) and our principal senior lender, Canyon Capital Advisors, LLC.  Mr. Ressler and Canyon Capital Advisors, LLC own 37.5% each, and Messrs. Kretzmer and Dolan own 12.5% each, of the shares held by HIS Holding.  Under certain circumstances, based upon their performance and the our performance, Messrs. Kretzmer’s and Dolan’s percentage ownership interest in HIS Holding may be increased to 20% each.  The managing member of HIS Holding, LLC is Orchard Capital Corporation, a California corporation, of which Richard S. Ressler is president and the controlling shareholder.  The address for HIS Holding, LLC is 6922 Hollywood Boulevard, Suite 900, Los Angeles, California 90028.

Security authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	1,372,750	$0.94	850,397
Equity Compensation Plans not Approved By Security Holders	1,275,000	$0.43	—

Total	2,647,750	$1.44	850,397

See note 12 to the Consolidated Financial Statements for information regarding the material features of the above plans.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to relationships, if any between our directors and officers may be found in Item 10 above  captioned “Directors and Executive Officers of the Registrant.”  Information with respect to related transactions between our directors and officers, may be found in Part I, Item I of this report.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Loshitzer and Ressler. One of our former officers, Richard S. Ressler, but no current officer, serves on the Compensation Committee. Mr. Ressler provides, and Mr. Loshitzer has provided, consulting services to the Company pursuant to consulting agreements that are disclosed below.

Mr. Ressler’s services as Chairman (and formerly as Chief Executive Officer) have been provided pursuant to a consulting agreement dated August 15, 1994 (amended as of August 16, 1997, August 24, 1997, August 24, 1998, August 24, 1999, August 24, 2000, August 24, 2001, August 24, 2002, August 24, 2003) with Orchard Capital Corporation, Mr. Ressler’s employer. Pursuant to that agreement, for Mr. Ressler’s services Orchard was paid $20,000 per month up through and including August 15, 1996, and was paid $24,000 per month up until October 1, 2003, at which time Orchard voluntarily decreased its fee to $12,000 per month.

In August, 1999, Orchard was granted options under the Company’s 1993 Employee Stock Option Plan to purchase 225,000 shares of Common Stock at $2.50 per share. All of these options were voluntarily canceled during 2004.

Commencing in 1999, Mr. Ressler became eligible to receive stock options under the Company’s Non-Employee Director’s Option Plan. He currently holds options to acquire 50,000 shares of Common Stock under the Plan. Additionally, Mr. Ressler participates in the Company’s 2001 Restricted Stock Plan and has received a grant of 50,000 shares of restricted Common Stock, of which 37,500 shares are vested, and another 12,500 shares will become vested on May 21, 2005.  During 2004, options to purchase 31,250 shares of Common Stock were voluntarily canceled.

The compensation paid to Orchard pursuant to the consulting agreement and the amendments thereto was determined by the Compensation Committee and the Board of Directors based upon various subjective factors such as Mr. Ressler’s responsibilities, qualifications, years of experience, individual performance, and perceived contributions to the Company.

Employment Contracts and Change of Control Arrangements

We currently have no employment contracts with any of our executive officers named in the Summary Compensation Table above (but we do have a consulting agreement with Orchard Capital Corporation which supplies the services of Richard S. Ressler, our Chairman). (See “Compensation Committee Interlocks and Investor Participation.”).  Our 1993 Employee Stock Option Plan and Non-Employee Directors’ Stock Option Plan each provide that upon a change of control all options granted pursuant to the plans shall become immediately exercisable in full. There are similar provisions in effect for warrants and restricted stock granted to officers and directors.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected BDO Seidman, LLP to audit our financial statements for the fiscal year ending December 31, 2004. The decision of the Board of Directors to appoint BDO Seidman, LLP was based on the recommendation of the Audit Committee. Before making its recommendation to the Board of Directors, the Audit Committee carefully considered that firm’s qualities as independent registered public accounting firm. This included a review of the qualifications of the engagement team, the quality control procedures the firm has established, and any issues raised by the most recent quality control review of the firm; as well as its reputation for integrity and competence in the fields of accounting and auditing. The Audit Committee’s review also included matters required to be considered under the SEC’s Rules on Auditor Independence, including the nature and extent of non-audit services, to ensure that they will not impair the independence of the accountants. The Audit Committee expressed its satisfaction with BDO Seidman, LLP in all these respects.

The Audit Committee has established rules governing our use of BDO Seidman, LLP for non-audit services.  The Audit Committee has determined that the accounting advice and tax services provided by BDO Seidman, LLP is compatible with maintaining BDO Seidman LLP’s independence.

Auditor Fee Disclosure

The following is a summary of fees billed by BDO Seidman, LLP for audit and other professional services during fiscal years 2004 and 2003:

	2004	2003

AUDIT FEES include the review of interim consolidated financial statements, annual audit of the consolidated financial statements, required statutory audits of certain foreign subsidiaries and assistance with SEC filings	$211,000	$166,000

AUDIT RELATED FEES include the annual audit of the 401(k) plan	$12,000	$5,000

TAX FEES include tax compliance, transactional consulting, and tax advice for multi-state and global restructuring and assistance with certain foreign regulatory filings and tax issues	$10,000	$11,000

ALL OTHER FEES include license fees for online financial reporting and assurance literature. There were no fees for Financial Information Design and Implementation in fiscal years 2004 and 2003	$—	$8,000

TOTAL FEES	$233,000	$190,000

The Audit Committee is directly responsible for determining the compensation of the independent registered public accounting firm and has established pre-approval policies and procedures for all BDO Seidman, LLP services. All work was pre-approved by the Audit Committee. When considering matters that could bear on the independence of BDO Seidman, LLP, the Committee takes into account both the nature of any potential work performed and the related fees. The Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining BDO Seidman’s independence and has concluded that it is compatible. The Committee aggregates all audit-related and recurring, non-audit costs when evaluating the potential impact of BDO Seidman fees for discretionary projects on auditor independence.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The consolidated financial statements of the Company, the notes thereto and the Report of the Independent Registered Public Accounting Firm are incorporated herein by reference to the Company’s 2004 Annual Report.

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

3.1	Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.1 to the Company’s 1996 Annual Report on Form 10-K.

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.2 to the Company’s 1996 Annual Report on Form 10-K.

3.3	By-laws of MAI Systems Corporation, filed as Exhibit 2(b) to the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 24, 1994.

3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed as Exhibit 3.4 to the Company’s 1998 Annual Report on Form 10-K.

3.5	Amendment No. 3 to the Amended and Restated Certificate of Incorporation of MAI Systems Corporation, filed on August 25, 2004 as Appendix B to the Company’s Definitive Proxy Statement.

*10.1	Amended and Restated MAI Systems Corporation 1993 Stock Option Plan (previously filed).

*10.2	Amended and Restated 1995 Non-Employee Directors Stock Option Plan (previously filed).

10.3	Amended and Restated 2001 Restricted Stock Plan, filed on August 25, 2004 as Appendix C to the Company’s Definitive Proxy Statement.

10.4	Coast Business Credit Loan and Security Agreement, dated April 23, 1998, filed as Exhibit 10.2 to the Company’s 1998 Annual Report on Form 10-K.

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

*10.13	Amendment Number Eight dated January 13, 2003, to the Loan and Security Agreement between Coast Business Credit and the Company dated April 23, 1998 (previously filed)

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

*10.21

Collateral Release Agreement dated September 28, 2001 between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II (previously filed).

*10.22

Amendment No. 3 dated January 13, 2003 to Note Purchase Agreement between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II dated October 28, 1999 (previously filed).

*10.23

Amendment No. One dated January 13, 2003 to Intercreditor and Subordination Agreement dated April 23, 1998 between MAI Systems Corporation and CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund, GRS Partners II and Coast Business Credit (previously filed).

*10.24	Warrant Agreement between CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II (previously filed).

*10.25	Registration Rights Agreement between CPI Securities LP, The Value Realization Fund, L.P., The Canyon Value Realization Fund and GRS Partners II (previously filed).

10.26	Settlement Agreement dated December 1, 2000 between CSA and MAI Systems Corporation, filed as Exhibit 10.27 to the Company’s 2000 Annual Report on Form 10-K.

10.27	Security Agreement dated December 1, 2000 between CSA and MAI Systems Corporation, filed as Exhibit 10.28 to the Company’s 2000 Annual Report on Form 10K.

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

10.30	Stock Purchase Agreement dated March 31, 2004 between CSA Private Limited and HIS Holding, LLC; filed on April 20, 2004 as Exhibit 99.1 to the Schedule 13D filed by HIS Holding, LLC.

10.31

Stock Purchase Agreement between MAI Systems Corporation and HIS Holding, LLC for the acquisition of 10,000,000 shares of MAI Systems Corporation common stock by HIS Holding, LLC, filed on November 12, 2004 as Exhibit 99(a) to the Schedule 13D filed by HIS Holding, LLC;

10.32

Secured Subordinated Promissory Note dated March 31, 2004 which has been converted to 33,172,110 shares of MAI Systems Corporation common stock,. filed on November 12, 2004 as Exhibit 99(b) to the Schedule 13D filed by HIS Holding, LLC.

10.33	Limited Liability Company (Operating) Agreement for HIS Holding, LLC, filed on March 18, 2005 as Exhibit 99D to Amendment No. 2 to the Company’s Schedule 13E-3.

14.1	Code of Ethics (All Employees)

14.2	Code of Ethics (Chief Executive and Chief Financial Officers and Other Senior Accounting Personnel)

21.1	Subsidiaries of MAI Systems Corporation.

23.1	Report of Independent Registered Public Accounting Firm from BDO Seidman LLP.

23.2	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	1.	Filed April 5, 2004
	2.	Filed April 12, 2004
	3.	Filed June 3, 2004
	4.	Filed September 28, 2004
	5.	Filed October 1, 2004
	6.	Filed December 2, 2004
	7.	Filed December 8, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAI SYSTEMS CORPORATION

	By:	/s/ William B. Kretzmer

William B. Kretzmer

Chief Executive Officer and President

Dated: September 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 19, 2005.

Signatures	Title

/s/Richard S. Ressler	Chairman, Director
Richard S. Ressler

/s/William B. Kretzmer	Chief Executive Officer and President
William B. Kretzmer	(Principal Executive Officer)

/s/James W. Dolan	Chief Operating Officer and Chief Financial Officer
James W. Dolan	(Principal Financial and Accounting Officer)

/s/Zohar Loshitzer	Director
Zohar Loshitzer

/s/Stephen Ross	Director
Stephen Ross

/s/Steven F. Mayer	Director
Steven F. Mayer

QUARTERLY DATA (Unaudited)

(in millions, except share data)

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004(1)

Revenue	$5.2	$4.8	$4.8	$4.6	$5.2	$4.9	$4.9	$5.1
Gross profit	3.7	3.5	3.5	3.1	3.7	3.7	3.5	3.6
Income (loss) before income taxes	0.2	(0.1)	0.1	0.1	0.2	0.1	(0.1)	(1.3)
Net income (loss)	0.3	(0.1)	0.1	0.1	0.2	0.1	(0.1)	(1.3)

Income (loss) per share:

Basic	$0.02	$(0.01)	$0.01	$—	$0.01	$0.01	$—	$(0.03)
Diluted	0.02	(0.01)	0.01	—	0.01	0.01	—	$(0.03)

Weighted average common shares used in determining income (loss) per share (in thousands):

Basic	14,426	14,426	14,575	14,575	14,575	14,676	14,676	43,458

Diluted	14,876	14,426	14,875	14,875	14,875	14,676	14,676	43,458

(1)   The fourth quarter ended December 31, 2004 represents the combined pre- and post- recapitalization periods of January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004, respectively, as a result of the Management Equity/Conversion Transaction.  Additionally, in connection with the Management Equity/Conversion Transaction, in the fourth quarter of 2004, the company recorded a $995,000 debt modification charge and a $187,500 stock compensation charge (see note 2 to the consolidated financial statements).

Exhibit 13.1                               THE COMPANY’S ANNUAL REPORT TO STOCKHOLDERS

Sections of the Registrant’s Annual Report to Stockholders Incorporated by Reference:

13.1.1                  Selected Financial Information

13.1.2                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13.1.3                  Report of Independent Registered Public Accounting Firm

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

SELECTED FINANCIAL DATA

(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA

					For the Periods
					Jan. 1, 2004 – Oct. 31, 2004		Nov. 1, 2004 – Dec. 31, 2004
	For the Years Ended December 31,
	2000	2001	2002	2003

Revenue	$27,321	$23,768	$21,937	$19,346	$16,317		$3,754
Income (loss) from continuing operations	1,444	3,657	417	353	(1,158)		(37)
Income (loss) from discontinued operations	(627)	(1,525)	(1,767)	—	—		—
Net income (loss)	817	2,132	(1,350)	353	(1,158)		(37)

Income (loss) per share from continuing operations:

Basic income (loss) per share	$0.13	$0.28	$0.03	$0.02	$(0.08)		$—
Diluted income (loss) per share	$0.13	$0.28	$0.03	$0.02	$(0.08)		$—

Income (loss) per share from discontinued operations:

Basic income (loss) per share	$(0.06)	$(0.12)	$(0.13)	$—	$—		$—
Diluted income (loss) per share	$(0.06)	$(0.12)	$(0.13)	$—	$—		$—

Net Income (loss) per share:

Basic income (loss) per share	$0.07	$0.16	$(0.10)	$0.02	$(0.08)		$—
Diluted income (loss) per share	$0.07	$0.16	$(0.10)	$0.02	$(0.08)		$—

Weighted average common shares used in determining income (loss) per share:

Basic	10,923	13,091	13,945	14,538	14,676		57,848
Diluted	11,206	13,263	13,945	14,838	14,676		57,848

BALANCE SHEET DATA

Working capital deficiency	(10,811)	(3,787)	(8,649)	(10,399)	(7,311	)(2)	(7,536)
Total assets	16,445	8,288	6,177	7,465	16,611	(2)	15,921
Long-term debt	7,792	10,966	10,523	10,781	7,781	(2)	7,652
Stockholders’ deficiency (1)	(12,110)	(12,992)	(14,782)	(14,586)	(1,086	)(2)	(2,213)

(1)          No cash dividends have been declared by the Company.

(2)          Unaudited

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

The Company capitalized $896,000 and $1,065,000 of software development costs during 2003 and 2004 respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  The modules to this suite of applications became available for general release in the first quarter of 2005 at which time amortization of such costs shall commence.  We believe that these new products will produce new sales adequate to recover amounts capitalized.

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

Intangible and Long-Lived Assets

At December 31, 2003 and 2004, goodwill and other long-lived assets represented 49% and   80%, respectively, of the Company’s total assets.

Goodwill must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.   The Company did not record an impairment charge upon its annual impairment reviews at December 31, 2002, 2003 and 2004.

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

Liquidity and Capital Resources

At December 31, 2004, our working capital deficiency improved from a working capital deficiency of $10,399,000 at December 31, 2003 to a working capital deficiency of $7,536,000.  Excluding unearned revenue of $3,456,000, working capital deficiency at December 31, 2004 was $4,080,000.  Excluding unearned revenue of $3,209,000, the Company’s working capital deficiency at December 31, 2003 would be $7,190,000.  Excluding unearned revenue, the decrease in the working capital deficiency of $3,110,000 was primarily attributable to decreases in current portion of long term debt of $2,643,000, customer deposits of $1,088,000, accrued liabilities of $158,000 offset by an increase in accounts payable of $173,000 and decreases in cash of $469,000, accounts receivable of $77,000 and prepaids and other assets of $66,000.  The decrease in the current portion of long term debt was mainly attributable to the conversion of approximately $3,317,000 indebtedness to common stock on November 1, 2004.

Net cash used in investing activities for the period ended December 31, 2004 totaled $1,260,000, which is comprised of capital expenditures of $195,000 and capitalized software of $1,065,000.

Net cash provided by financing activities for the period ended December 31, 2004 totaled $124,000, which represents $1,000,000 of new cash proceeds into the company from a private placement in September 2004 offset by $876,000 in repayments on long-term debt.  On January 13, 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2006.  In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through February 28, 2006, at which time it will convert to a term loan to be amortized over a three year period.  The restructured debt, pursuant to the original intercreditor agreement between Canyon and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.20 to 1.00 and minimum debt service coverage ratio of .50 to l.00.  In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was not in compliance with but received waivers for its covenants through December 31, 2004. There is no guaranty that the Company will meet its debt covenants in the future.

Stockholders’ deficiency decreased from $14,586,000 at December 31, 2003 to $2,213,000 at December 31, 2004, mainly as a result of the purchase accounting adjustments recorded in connection with the Management Equity/Conversion Transaction (see note 2 to the consolidated financial statements).

Although the Company has a net stockholders’ deficiency of $2,213,000 and a working capital deficit of $7,536,000 at December 31, 2004, the Company believes it will generate sufficient funds from operations or obtain additional financing to meet its operating and capital requirements for at least the next 12 months.    The Company expects to generate positive cash flow from its continuing operations during 2005 from shipping out products and services from its current backlog as of December 31, 2004 as well as new orders.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2005, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability generate positive cash flow from operations or obtain additional financing as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of December 31, 2004:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$7,652	$1,003	$3,496	$2,570	$583
Operating Leases	3,160	594	885	804	877
Consulting Agreements	96	96	—	—	—
	$10,908	$1,693	$4,381	$3,374	$1,460

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

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004.

(dollars in thousands)	December 31, 2003	Percentage of Revenue	December 31, 2004(1)	Percentage of Revenue

Revenue	19,346	100.0%	20,071	100.0%
Gross profit	13,826	71.5%	14,487	72.2%
Selling, general and administrative expenses	9,596	49.6%	9,427	47.0%
Research and development costs	2,828	14.6%	3,708	18.5%
Amortization of intangibles	—	—	96	0.5%
Stock compensation expense	—	—	188	0.9%
Other operating expense	62	0.3%	92	0.5%
Interest expense, net	1,217	6.3%	2,112	10.5%
Other non-operating expense	81	0.4%	28	0.1%
Income tax (benefit) expense	(311)	(1.6)%	31	0.2%
Net income (loss)	353	1.8%	(1,195)	(6.0)%

(1)    The year ended December 31, 2004 represents the combined pre- and post- recapitalization periods of January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004, respectively, as a result of the Management Equity/Conversion Transaction (see note 2 to the consolidated financial statements).

The increase in revenue in 2004 was mainly attributable to an increase in service volume and rates as the general health of the hospitality industry continues to improve from the detrimental effects of “9/11” that severely affected the hospitality and travel industries, which resulted in an increase of approximately $726,000.  Revenue for 2004 was $20,071,000 compared to $19,346,000 in 2003 or a 3.8% increase. The increase was mainly a result of increased professional and software support services driven by an increase in the number of customers combined with slight price increases. Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2004 increased to $14,487,000 from $13,826,000 in 2003.  The increase in gross profit is mainly due to the increase in professional and support services revenues.

Selling, general and administrative expenses (“SG&A”) decreased from $9,596,000 in 2003 to $9,427,000 in 2004.  The decrease is mainly due to the closing of the Company’s Mexico office in January, 2004 and the ongoing effects of the management cost control program resulting in reduced, building rent and consulting services.

Research and development costs increased from $2,828,000 in 2003 to $3,708,000 in 2004.  The company capitalized $896,000 and $1,065,000 of software development costs in 2003 and 2004, respectively. The increase is mainly due to the Company continued efforts to invest in product development of its new internet native suite of applications as well as our core product offerings.  The increase was primarily the result of the addition of approximately 15 engineers and quality assurance personnel in the Company’s Malaysia operations, including associated overhead costs as well as engineering consulting services contracted in the United States.

Amortization of intangibles was $96,000 in 2004 as a result of the Company recording approximately $10.1 million of intangible assets in connection with the Management Equity/Conversion Transaction on November 1, 2004, of which approximately $7,684,000 related to identifiable intangible assets which commenced amortization in November 2004 over their estimated useful lives of seven to fifteen years.

The Company incurred a charge of $187,500 of non-cash compensation expense relating to the private placement of $1 million into the Company by the Investor Group at a below market price.  There was no such transaction during 2003.

Net interest expense was $1,217,000 in 2003 compared to $2,112,000 in 2004.  The increase was due to a $995,000 debt modification charge relating to the conversion of approximately $3.3 million of indebtedness by the Investor Group to the Company’s common stock at a below market price recorded to interest expense during 2004.  There was no such transaction during 2003.  This charge was offset by lower balances of interest bearing debt during 2004 as compared to 2003 mainly due to the conversion of approximately $3.3 million of indebtedness by the Investor Group to the Company’s common stock on November 1, 2004.

The income tax benefit in 2003 is due to the Company recording a domestic income tax receivable during the period to recover taxes previously paid. There were no such receivables recorded in 2004.

Results of Operations

Year Ended December 31, 2002  Compared to Year Ended December 31, 2003.

(dollars in thousands)	December 31, 2002	Percentage of Revenue	December 31, 2003	Percentage of Revenue

Revenue	21,937	100.0%	19,346	100.0%
Gross profit	15,017	68.5%	13,826	71.5%
Selling, general and administrative expenses	9,363	42.7%	9,596	49.6%
Research and development costs	3,307	15.1%	2,828	14.6%
Amortization of intangibles	134	0.6%	—	—
Other operating expense	212	1.0%	62	(0.3)%
Interest expense, net	1,490	6.8%	1,217	6.3%
Other non-operating expense	64	0.3%	81	0.4%
Income tax expense (benefit)	30	0.1%	(311)	(1.6)%
Income from continuing operations	417	1.9%	353	1.8%
Loss on disposal of discontinued operations	(1,021)	(4.7)%	—	—
Loss from discontinued operations	(746)	(3.4)%	—	—
Net income (loss)	(1,350)	(6.2)%	353	1.8%

Revenue for 2003 was $19,346,000 compared to $21,937,000 in 2002 or a 12.0% decrease.  Revenue decreased $2,591,000 in 2003, as a result of decreased  professional services and maintenance services mainly due to decreased capital spending on information technology in 2003 due to the effects of a downturn and post “9/11” economy on the hospitality industry.

The decrease in revenue in 2003 was mainly attributable to a decrease in service volume and rates as many hotels have reduced their operating costs by canceling or reducing contracted services, including support, as well as reduced volume of product purchases, in a post “9/11” economy, which resulted in a decrease of approximately $1.1 million in the volume of revenue from professional services and a decrease of approximately $1.2 million in software and hardware revenue from 2002 to 2003.  Many hotels have requested that their suppliers reduce the cost of service or delay any price increases while they are experiencing reduced guest occupancy and lower average daily rates on their inventory of rooms.  Certain hotels have also established their own help desks to further reduce costs.  As a result, the Company postponed increasing its support prices until the first quarter of 2003 and agreed, with certain of its clients, to provide, at reduced rates, a second line of support versus a first line of support that was previously provided to such clients, which resulted in a decrease in support revenues of approximately $285,000 from 2002 to 2003.  Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2003 decreased to $13,826,000 (71.5%) from $15,017,000 (68.5%) in 2002.  The decrease in gross profit is mainly due to the decrease in software and maintenance services revenues, which was offset by the Company’s cost reductions during the period.

Selling, general and administrative expenses (“SG&A”) increased from $9,363,000 in 2002 to $9,596,000 in 2003.  The increase is mainly due to an increase in marketing expenses for trade shows, advertisement and travel as the Company continues to actively and aggressively market its enterprise suite of applications and services which are scheduled for general release in the first quarter of 2005.

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

The income tax benefit in 2003 is due to a settlement agreement on a tax claim with the United States Internal Revenue Service that resulted in a one-time gain of $262,000 (see note 8 to the consolidated financial statements), as well as the Company recording a domestic income tax receivable during the period to recover taxes previously paid.

During 2002, loss from discontinued operations was $746,000. In the fourth quarter of 2002, the Company sold all the assets and liabilities of its Process Manufacturing and Canadian subsidiaries to third parties, resulting in a loss on disposal of discontinued operations of $1,021,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123r is effective for public companies with the first interim or annual period that begins after June 15, 2005. As discussed above, the Company is currently accounting for all of its stock-based compensation under the intrinsic value method as outlined in APB 25 and will adopt SFAS 123r beginning in the first quarter of 2006. The Company still needs to evaluate the impacts of SFAS 123r.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

Exhibit 13.1.3

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MAI Systems Corporation

Lake Forest, California

We have audited the accompanying consolidated balance sheets of MAI Systems Corporation and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2003 and for the period from January 1, 2004 to October 31, 2004 and for the period from November 1, 2004 to December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAI Systems Corporation and subsidiaries as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 and for the period from January 1, 2004 to October 31, 2004 and for the period from November 1, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Costa Mesa, California

April 25, 2005

Exhibit 13.1.4                     Consolidated Balance Sheets

MAI SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	(in thousands, except share data)
	2003	2004

ASSETS
Current assets:
Cash	$664	$195
Receivables, less allowance for doubtful accounts of $335 in 2003 and $321 in 2004	2,248	2,171
Inventories, net	47	71
Prepaids and other assets	814	748

Total current assets	3,773	3,185

Furniture, fixtures and equipment, net	758	629
Intangibles, net	1,755	7,470
Goodwill	1,121	4,622
Other assets	58	15

Total assets	$7,465	$15,921

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	$3,646	$1,003
Accounts payable	904	1,077
Customer deposits	3,269	2,181
Accrued liabilities	3,059	2,901
Income taxes payable	85	103
Unearned revenue	3,209	3,456

Total current liabilities	14,172	10,721

Long-term debt	7,135	6,649
Other liabilities	744	764

Total liabilities	22,051	18,134

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, par value $0.01 per share; authorized 99,000,000 shares; 14,675,752 and 57,847,862 shares issued and outstanding at December 31, 2003 and 2004, respectively	152	584
Additional paid-in capital	218,112	47,856
Accumulated other comprehensive loss:
Minimum pension liability	(1,005)	(1,250)
Foreign currency translation	(2)	(69)
Unearned compensation	(53)	—
Accumulated deficit	(231,790)	(49,334)
Total stockholders’ deficiency	(14,586)	(2,213)

Total liabilities and stockholders’ deficiency	$7,465	$15,921

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.5                     Consolidated Statements of Operations

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Periods
(in thousands, except per share data)			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003

Revenue:
Software	$4,585	$3,855	$3,223	$766
Network and computer equipment	996	485	386	87
Services	16,356	15,006	12,708	2,901
Total revenue	21,937	19,346	16,317	3,754

Direct costs:
Software	437	587	381	111
Network and computer equipment	770	370	318	79
Services	5,713	4,563	3,823	872
Total direct costs	6,920	5,520	4,522	1,062

Gross profit	15,017	13,826	11,795	2,692

Selling, general and administrative expenses	9,363	9,596	7,656	1,771
Research and development costs	3,307	2,828	3,039	669
Amortization of intangibles	134	—	—	96
Stock compensation charge	—	—	188	—
Other operating expense	212	62	64	28
Operating income	2,001	1,340	848	128

Interest income	5	2	1	—
Interest expense (including debt modification charge)	(1,495)	(1,219)	(1,966)	(147)
Other non-operating expense	(64)	(81)	(26)	(2)

Income (loss) from continuing operations before income taxes	447	42	(1,143)	(21)
Income tax benefit (expense)	(30)	311	(15)	(16)
Income (loss) from continuing operations	417	353	(1,158)	(37)
Discontinued operations:
Loss on disposal of discontinued operations	(1,021)	—	—	—
Loss from discontinued operations	(746)	—	—	—
Total loss from discontinued operations	(1,767)	—	—	—

Net income (loss)	$(1,350)	$353	$(1,158)	$(37)

Income (loss) per share:

Continuing Operations:
Basic income (loss) per share	$0.03	$0.02	$(0.08)	$—

Diluted income (loss) per share	$0.03	$0.02	$(0.08)	$—

Discontinued Operations:
Basic (loss) per share	$(0.13)	$—	$—	$—

Diluted (loss) per share	$(0.13)	$—	$—	$—

Net income (loss) per share:

Basic income (loss) per share	$(0.10)	$0.02	$(0.08)	$—

Diluted income (loss) per share	$(0.10)	$0.02	$(0.08)	$—

Weighted average common shares used in determining income (loss) per share:

Basic	13,945	14,538	14,676	57,848
Diluted	13,945	14,838	14,676	57,848

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.6                     Consolidated Statements of Stockholders’ Deficiency

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency	Total Comprehensive Income (Loss)

Balance at December 31, 2001	140	218,022	(361)	—	(230,793)	(12,992)	$1,691

Issuance of common stock	3	74	—	—	—	77	—
Minimum pension liability	—	—	(457)	—	—	(457)	(457)
Exercise of stock options	1	8	—	—	—	9	—
Unearned compensation	6	147	—	(153)	—	—	—
Amortization of unearned compensation	—	—	—	62	—	62	—
Translation adjustments	—	—	(131)	—	—	(131)	(131)
Net loss	—	—	—	—	(1,350)	(1,350)	(1,350)

Balance at December 31, 2002	$150	$218,251	$(949)	$(91)	$(232,143)	$(14,782)	$(1,938)

Issuance of common stock	2	18	—	—	—	20	—
Issuance of warrants	—	42	—	—	—	42	—
Legal settlement	—	(199)	—	—	—	(199)	—
Minimum pension liability	—	—	(87)	—	—	(87)	(87)
Amortization of unearned compensation	—	—	—	38	—	38	—
Translation adjustments	—	—	29	—	—	29	29
Net loss	—	—	—	—	353	353	353

Balance at December 31, 2003	$152	$218,112	$(1,007)	$(53)	$(231,790)	$(14,586)	$295

Push down accounting adjustments	—	(175,324)	835	17	183,651	9,179	—
Issuance of common stock for cash	100	900	—	—	—	1,000	—
Issuance of common stock as a result of debt conversion	332	2,985				3,317
Debt modification charge	—	995	—	—	—	995	—
Stock compensation charge	—	188	—	—	—	188	—
Amortization of unearned compensation	—	—	—	31	—	31	—
Translation adjustments	—	—	(52)	—	—	(52)	(52)
Net loss	—	—	—	—	(1,158)	(1,158)	(1,158)

Balance at October 31, 2004	$584	$47,856	$(224)	$(5)	$(49,297)	$(1,086)	$(1,210)

Minimum pension liability	—	—	(1,037)	—	—	(1,037)	(1,037)
Amortization of unearned compensation	—	—	—	5	—	5	—
Translation adjustments	—	—	(58)	—	—	(58)	(58)
Net loss	—	—	—	—	(37)	(37)	(37)

Balance at December 31, 2004	$584	$47,856	$(1,319)	$—	$(49,334)	$(2,213)	$(1,132)

The accompanying notes are an integral part of these consolidated financial statements.

Exhibit 13.1.7                     Consolidated Statements of Cash Flows

MAI SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,		For the Periods
			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(1,350)	$353	$(1,158)	$(37)
Loss from discontinued operations	746	—	—	—
Loss (gain) on disposal of discontinued operations	1,021	—	—	—

Income (loss) from continuing operations	417	353	(1,158)	(37)

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities, net of business acquisitions and dispositions:
Gain on IRS settlement	—	(262)	—	—
Amortization of intangibles	134	38	—	136
Depreciation and amortization	515	474	448	54
Amortization of debt discount	170	44	39	8
Debt modification charge	—	—	995	—
Stock compensation charge	62	—	188	—
Provision for doubtful accounts receivable and inventory	89	66	170	76
Changes in assets and liabilities:
(Increase) decrease in receivables	592	469	(208)	(58)
(Increase) decrease in inventories	30	—	(31)	4
(Increase) decrease in prepaids and other asset	327	(185)	138	(114)
(Increase) decrease in other assets	68	(67)	44	(1)
(Decrease) increase in accounts payable and customer deposits	(445)	366	(799)	(116)
(Decrease) increase in accrued liabilities	(522)	1,052	363	496
(Decrease) increase in income taxes payable	(151)	(4)	17	1
(Decrease) increase in unearned revenue	1,700	(484)	367	(120)
(Decrease) increase in other liabilities	42	(421)	(286)	61

Net cash provided by (used in) continuing operations	3,028	1,439	287	390
Net cash provided by (used in) discontinued operations	(2,509)	—	—	—

Net cash provided by (used in) operating activities	519	1,439	287	390

Cash flows from investing activities:
Capital expenditures	(101)	(346)	(129)	(66)
Payments received on note receivable	500	250	—	—
Software development costs	(861)	(896)	(906)	(159)
Acquisition of unconsolidated subsidiary	—	(79)	—	—

Net cash used in investing activities	(462)	(1,071)	(1,035)	(225)

Cash flows from financing activities:
Repayments of long-term debt	(102)	(239)	(739)	(137)
Net decrease in line of credit	(623)	—	—	—
Issuance of common stock	—	—	1,000	—

Net provided by (cash used) in financing	(725)	(239)	261	(137)

Effect of exchange rate changes on cash	(11)	(10)	(4)	(6)

Net increase (decrease) in cash	(679)	119	(491)	22

Cash at beginning of period	1,224	545	664	173
Cash at end of period	$545	$664	$173	$195

Cash paid during the period for:
Interest	$990	$826	$535	$20
Income taxes	$176	$6	$35	$—

Supplemental disclosure of noncash investing and financing activities (see note 2)

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

Liquidity

Although the Company has a net stockholders’ deficiency of $2,213,000 and a working capital deficit of $7,536,000 at December 31, 2004, the Company believes it will continue to generate sufficient funds from operations or obtain additional financing to meet its operating and capital requirements for at least the next 12 months.    The Company expects to generate positive cash flow from its continuing operations during 2005 from shipping out products and services from its current backlog as of December 31, 2004 as well as new orders. In the event that the Company cannot generate positive cash flow from its continuing operations during 2005, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability, generate positive cash flow from operations or obtain additional financing as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

The restructured debt, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable.  The Company was not in compliance with, but have received waivers for, its covenants through December 31, 2004 (see note 8).  There is no guaranty that the Company will meet its debt covenants in the future.

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

In accordance with SFAS No. 144, long-lived assets, such as furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, and an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) provides that goodwill and all intangible assets having indefinite useful economic lives are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

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

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets.  Comprehensive income (loss) includes net income (loss), minimum pension liability and other comprehensive income (loss), which includes current period foreign currency translation adjustments and amortization of unearned compensation.

Stock Option Plans

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  In compliance with FAS No. 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 12. Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for years ended December 31, 2002, 2003 and 2004 (which includes the periods for January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004), consistent with the provisions of FAS No. 123, the Company’s net loss and loss per share or net income and net income and net income per share would have increased or decreased respectively.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

		Years ended December 31,		For the Periods
(in thousands, except per share data)				Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
		2002	2003

Net income (loss):	As reported	$(1,350)	$353	$(1,158)	$(37)
	Add: Stock-based employee compensation expense recorded	62	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(193)	(67)	(32)	(6)
	Pro forma	$(1,481)	$286	$(1,190)	$(43)

Basic income (loss) per share:	As reported	$(0.10)	$0.02	$(0.08)	$—
	Add: Stock-based employee compensation expense recorded	—	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(0.01)	—	—	—
	Pro forma	$(0.11)	$0.02	$(0.08)	$—

Diluted income (loss) per share:	As reported	$(0.10)	$0.02	$(0.08)	$—
	Add: Stock-based employee compensation expense recorded	—	—	—	—
	Less: Stock based employee compensation expense determined under fair value calculations	(0.01)	—	—	—
	Pro forma	$(0.11)	$0.02	$(0.08)	$—

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

There were no material net foreign currency transaction gains (losses) in 2002, 2003 and 2004.  These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The Company capitalized $896,000 and $1,065,000 of software development costs during 2003 and 2004 (which includes the periods for January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004),  respectively, relating to our new N-Tier, Internet-native corporate application suite of products written in java.  The modules to this suite of applications became available for general release in the first quarter of 2005 at which time amortization of such costs commenced.  We believe that these new products will produce new sales adequate to recover amounts capitalized.

Research and Development Costs

During 2002, 2003, and 2004, we incurred $3,307,000, $2,828,000 and $3,708,000, respectively (net of capitalized software of $861,000, $896,000 and $1,065,000 for 2002, 2003 and 2004 (which includes the periods for January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004), respectively) for research and development activities, which are expensed as incurred.  Our research and development expenditures related to the support and extension of existing software products and the development of new products.

Fair Value of Financial Instruments

As of December 31, 2003 and 2004, the carrying value of account receivables, accounts payable, accrued liabilities, income taxes payable and other liabilities approximate fair value due to the short-term nature of such instruments.  The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Income (Loss) per Share of Common Stock

Basic and diluted income (loss) per share is computed using the weighted average shares of common stock outstanding during the period.  Consideration is also given in the dilutive income per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options and warrants.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123r is effective for public companies with the first interim or annual period that begins after June 15, 2005. As discussed above, the Company is currently accounting for all of its stock-based compensation under the intrinsic value method as outlined in APB 25 and will adopt SFAS 123r beginning in the first quarter of 2006. The Company still needs to evaluate the impacts of SFAS 123r.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

NOTE 2 – MANAGEMENT EQUITY/CONVERSION TRANSACTION AND PRIVATIZATION PLANS

Management Equity/Conversion Transaction

On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer & President and Chief Financial & Operating Officer (“Investor Group”), acquired 2,433,333 shares of the Company’s common stock held by CSA and $3,133,344 of secured indebtedness owed to CSA for $1 million in cash (see note 8).  On September 22, 2004, the Company received approval from its shareholders for the Investor Group to convert the Company’s secured indebtedness acquired from CSA plus any accrued interest through the date of conversion for shares of the Company’s common stock based upon a conversion price of $0.10 per share.  Additionally, the shareholders also approved for the Investor Group to invest $1,000,000 of new cash proceeds into the Company, which the Company received on September 24, 2004, in a private placement at $0.10 per share (the “Management Equity/Conversion Transaction”).  On November 1, 2004, the Company issued 10 million shares of its common stock to the Investor Group in exchange for the $1,000,000 of cash proceeds and the $3,133,344 secured note, together with $183,867 of accrued interest, was converted into 33,172,110 shares of the Company’s common stock.

As the carrying value of the acquired indebtedness of $3,317,211 as of November 1, 2004 was lower than the fair value (quoted market price) of the 33,172,110 shares issued in connection with the debt conversion of $4,312,374 (33,172,110 shares $0.13 per share), the Company recorded a debt extinguishment charge of $995,163, which has been measured as of the conversion date (commitment date) of November 1, 2004 for accounting purposes.

In addition, the market price for our common stock was $0.13 per share on November 1, 2004, the date of issuance of the 10,000,000 shares of our common stock to the Investor Group.  Accordingly, we recorded a $187,500 charge to stock compensation expense since certain members of our management are also members of the Investor Group. The amount of the charge is based on the 6,250,000 shares attributable to members of management based on their ownership share in the Investor Group multiplied by the amount that the market price of our common stock of $0.13 per share exceeded the $0.10 per share on the date of issuance of such shares.

We believe that the aforementioned transaction permits but does not require us to use new basis or push down accounting since the members of the Investor Group will hold between 80% and 94% of the voting shares of the company upon completion of the transaction. Application of push-down accounting requires that the acquiring parent or control group obtain at least an 80% ownership interest, either in a single transaction, or though a series of transactions. The Investor Group has acquired 78.84%, and the members of the Investor Group previously personally held 17.85% ownership, not within the Investor Group. The 17.85% personal ownership of the members outside of the Investor Group was reduced to 4.53% after the Investor Group’s acquisition of 78.84% of the Company’s common stock.  The basis for considering the members as part of a control group is due to the fact that the group’s intent was to mutually promote the acquisition and to collaborate on the subsequent control of the Company and, as such, should be viewed effectively as one investor/group.  The 78.84% interest held by the Investor Group effectively ties the four members together into a control group, and that the remaining outside holdings of 4.53% (totaling 83.37%) should also be treated as held by the control group for purposes of applying push-down accounting (therefore the Investor Group controls 83.37% of the Company’s common stock).  Accordingly, the Company has elected to apply push down accounting, and in accordance with SFAS No. 141 and using the guidance in Topic D-97.  This has resulted in a new valuation of the assets and liabilities of the Company based upon fair values as of the date of the transaction.

As of November 1, 2004, the Company had a stockholders’ deficit of approximately $14,582,000 (excluding the $1 million of cash infused by the Investor Group) and an accumulated deficit of approximately $232 million. After application of the push down accounting, the portion of the historic deficit attributable to the Investor Group’s new ownership was eliminated, and stockholders’ deficit has been partially reset based on the Investor Group’s new basis in the Company of $2.0 million. Post push down stockholders’ deficiency was calculated as follows (in thousands):

Non-Investor Group:
Adjusted historic stockholders’ deficiency at November 1, 2004	$(14,582)		(a)
Non-Investor Group Ownership (100% - 83.37%)	16.63%
Non-Investor Group basis to carry over		$(2,425)

Investor Group:
New basis to push down		$2,000	(b)
Adjusted historic stockholders’ deficiency at November 1, 2004	$(14,582)
Investor Group pre-existing ownership percentage	4.53%
		(661)

New stockholders’ deficiency as of November 1, 2004		$(1,086)

(a)          Historic stockholders’ deficiency was adjusted to exclude the $1 million of common stock subscribed by the Investor Group on September 24, 2004 since the amount has been included in the Investor Group’s new basis calculation (see note (b) below).

(b)         The Investor Group’s new basis is calculated as follows:

Investor Group’s cash to purchase MAI common stock and indebtedness from CSA	$1,000,000
Investor Group’s cash to purchase 10 million shares of MAI common stock	1,000,000

Investor Group’s new basis	$2,000,000

Based on the balance sheet as of November 1, 2004, and considering the additional equity investment and debt conversion by the Investor Group, application of  push down accounting resulted in a step-up in basis of the net assets of the Company of approximately $10,179,000 calculated as follows (in thousands):

Adjusted historical stockholders’ deficiency at November 1, 2004	$(14,582)
Conversion of Investor Group debt at book value	3,317
Step up in value of net assets	10,179
Post push-down accounting stockholders’ deficiency	$(1,086)

Below is the purchase price allocation relating to the net liabilities acquired (representing the excess of fair value over net historical net assets).  The Company completed a valuation of its assets and liabilities and determined the fair value to be the book value for all assets and liabilities except for furniture, fixtures and equipment (valued at estimated replacement costs) and intangible assets (valued based upon estimated future revenue streams).  Following is our allocation of the purchase price at estimated fair values (in thousands):

	Adjusted Historical Book Value-Pre Push Down Accounting (1)	Fair Value	Excess of Fair Value Over Book Value	Investor Group’s 65.52% of Excess(2)	Purchase Price Allocation

Furniture, fixtures and equipment	$470	$687	$217	$142	$612
Capitalized software development costs	2,661	2,503	(158)	(158)	2,503
Goodwill	1,121	7,374	6,253	5,251	6,372
Trade names	—	4,059	4,059	2,659	2,659
Customer relationships	—	3,487	3,487	2,285	2,285

Other net liabilities	(15,517)	(15,517)	—	—	(15,517)
Net Book /Fair Value of Assets and Liabilities	$(11,265)			$10,179	$(1,086)

(1)           Other net liabilities exclude the $3,317,000 of secured debt that was converted to equity in conjunction with the application of push down accounting.  Historical book value is adjusted to exclude the $1 million of common stock subscribed by the Investor Group on September 24, 2004 since the amount has been included in the Investor Group’s new basis calculation (see note (b) above and note 7).

(2)           Investor Group’s percentage of excess of fair value over book value represents the Investor Group’s acquired ownership percentage of 78.84% less the decrease in the Investor Group’s previously personally held ownership of 13.32% (17.85% before the transaction reduced to 4.53% after the transaction).

In connection with the Management Equity/Conversion Transaction, the Company assigned a new useful life for furniture, fixtures and equipment effective as of November 1, 2004.  Following is our allocation of the purchase price at estimated fair values and amortization periods (useful lives) for the groups of assets affected:

	Allocation of Purchase Price	Amortization Period (Useful Life)

Furniture, fixtures and equipment	$612,000	3 years
Intangible assets:
Goodwill	$5,251,000		*
Tradenames	2,659,000	15 years
Customer relationships	2,285,000	7 years
Capitalized software	2,503,000	7 years
	$12,698,000

*   Reviewed annually for impairment, not amortized, as goodwill has an indefinite life (in accordance with SFAS No. 142).

The following reflects the unaudited pro forma effect of the Management Equity/Conversion Transaction on continuing operations for the year ended December 31, 2003 and for the period from January 1, 2004 to October 31, 2004 (in thousands):

	Year ended December 31, 2003	Period from Jan. 1, 2004 – Oct. 31, 2004

Revenue	$19,346	$16,317
Operating income (loss)	747	(593)
Net income (loss)	92	(1,328)
Net income (loss) per share	$0.01	$(0.09)

The unaudited pro forma information provided above has been prepared by adjusting historical amounts for the periods to give effect to the Management Equity/Conversion Transaction as if it had occurred on January 1, 2003 and 2004, respectively.  The pro forma adjustments to the historical results of operations for the year ended December 31, 2003 and the period from January 1, 2004 to October 31, 2004 include the pro forma impact of the push down accounting resulting in the reduction of depreciation expense of $268,000 and $272,000, respectively, and an increase of amortization of identifiable intangible assets of $861,000 and $718,000, respectively. The pro forma adjustments to the historical results of operations for the year ended December 31, 2003 and the period from January 1, 2004 to October 31, 2004 include the pro forma impact of the debt conversion resulting in the reduction of interest expense of $332,000 and $276,000, respectively.

Privatization Plans

Our Board of Directors and the Investor Group are in the process of furnishing an information statement to all holders of record of the issued and outstanding shares of our common stock, $0.01 par value, in connection with a proposed Amendment to the Company’s Amended and Restated Certificate of Incorporation (“Amendment”) to effectuate a 1-for-150 reverse stock split. If consummated, the reverse stock split would enable the Company to terminate its periodic reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the registration of our common stock under Section 12(g) of the Exchange Act and the quotation of our common stock on the OTC Bulletin Board and become a “private” company.

NOTE 3 – INVENTORIES, NET

Inventories are summarized as follows:

	December 31,
	(in thousands)
	2003	2004

Finished goods	$39	$65
Replacement parts	8	6

	$47	$71

The Company has purchased many products and components from single sources of supply.  Because the Company’s current products are industry standard, the Company believes that alternative sources of supply of similar products would be available to the Company in the event of any interruption of delivery of a single source supplier.

NOTE 4 – BUSINESSES HELD FOR SALE

In the fourth quarter of 2001, the Company’s Board of Directors adopted a plan to sell its Process manufacturing and Legacy divisions.  The Process manufacturing business division designed, sold, installed and supported total technology solutions featuring complex wide and local area networks to the process manufacturing industry.  The Legacy business provided a wide array of products and services to its customers who continued to use its proprietary host-based computer systems, including field engineering services, new and replacement equipment, operating systems and software application products.  These products and services upgraded, enhanced and integrated the legacy systems with currently available computer technologies.

During the fourth quarter of 2002, the Company successfully sold its Process Manufacturing and Legacy businesses (see note 6).

In accordance with SFAS No. 144, the Company has reflected the operating results of these businesses as discontinued operations in the consolidated statements of operations for all periods presented.

Summarized below is historical financial information about Process Manufacturing and Legacy (in thousands):

2002

Revenue	$2,344
Loss, net of tax of zero	$(1,767)

NOTE 5 – FURNITURE, FIXTURES AND EQUIPMENT

The major classes of furniture, fixtures and equipment are as follows:

	2003	2004
	(in thousands)

Furniture, fixtures and equipment	$914	$108
Office equipment	793	425
Leasehold improvements	247	144
Total	1,954	677

Less: accumulated depreciation and amortization	(1,196)	(48)

	$758	$629

During 2003, the Company moved its corporate office and wrote off certain fully depreciated assets that were disposed of pursuant to the move.

NOTE 6 – ACQUISITIONS, DIVESTITURE, AGREEMENTS AND FINANCING

Hospitality Services & Solutions

On June 23, 2002, the Company acquired substantially all of the assets and assumed certain liabilities of Hospitality Services & Solutions (“HSS”) including a 35% ownership in AMDB – HIS (“AMDB”) pursuant to a stock purchase agreement for 100,000 shares of common stock valued at $32,000 (the quoted market price of the common stock at the time the terms were agreed), and $75,000 in cash.  Additionally, the shareholders of HSS received a 20% minority interest in the Company’s combined operations in Asia. HSS was acquired for the Company to expand its operations in the Asian marketplace, strengthen its management team in the territory and create new opportunities for its new enterprise capable suite of products.  The assets acquired from HSS are used in the business of software design, engineering and service relating to hotel information systems.  The assets also include subsidiaries of HSS in Malaysia, Singapore and Thailand. The net liabilities of HSS acquired by the Company totaled $190,000.  The Company recorded $297,000 of goodwill (deductible for tax purposes) in connection with the acquisition of HSS.

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

MAI Canada

On December 6, 2002, the Company sold all the assets and certain liabilities of its Canadian operations, including all legacy divisions, to the management of this subsidiary pursuant to a stock purchase agreement.  In connection with the sale, the Company also entered into a software distribution agreement whereby the buyer has a non-exclusive right and license to market and install the Company’s hospitality products in Canada.  The sale resulted in a loss of approximately $630,000, which is included in the loss on disposal of discontinued operations.  Prior to the sale, the Canadian operations incurred a net loss of $305,000 during 2002, which is included in loss from discontinued operations in the accompanying statements of operations.

Process Manufacturing

On December 6, 2002, the Company entered into an Asset Purchase Agreement whereby all the assets and certain liabilities of its process manufacturing software division were sold to a third party for cash of $250,000.  The sale resulted in a loss of approximately $391,000, which is included in the loss on disposal of discontinued operations.  Prior to the sale, Process Manufacturing operations incurred a net loss of $441,000 during 2002, which is included in loss from discontinued operations in the accompanying statements of operations.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2004, intangible assets consist of developed technology, software trade names, customer lists and goodwill (which represents the excess of the purchase price over the estimated fair value of the net assets of the acquired businesses) and capitalized software.  Identifiable intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  Goodwill is not to be amortized until its life is determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  At December 31, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary.

Intangible assets as of December 31, 2003 and 2004 are as follows:

	December 31,
	(in thousands)
	2003	2004
Gross carrying amount of intangible assets:
Capitalized software	$1,755	$2,662
Software trade names	—	2,659
Customer relationships	—	2,285
Total intangible assets	1,755	7,606

Accumulated amortization:
Capitalized software	—	(39)
Software trade names	—	(41)
Customer relationships	—	(56)
Total accumulated amortization	—	(136)

Intangible assets, net	$1,755	$7,470

Goodwill	$1,121	$4,622

As of December 31, 2003, goodwill is comprised of $665,000 on the purchase of Hotel Information Systems Inc. (HIS) in 1996,  $297,000 on the purchase of HSS in 2002 and $159,000 on the purchase of AMDB in 2003 (see note 6).

A roll forward of goodwill for the year ended December 31, 2004 is as follows (in thousands):

Goodwill at December 31, 2002	$962
Goodwill from purchase of AMDB	159

Goodwill at December 31, 2003	1,121
Goodwill from Management Equity/Conversion Transaction	5,251
Private placement by Investor Group (note 2)	(1,000)
Year end adjustment to minimum pension liability	(750)
Impairment identified in 2004	—

Goodwill at December 31, 2004	$4,622

The Company’s amortization period for customer relationships is the greater of seven years on a straight line basis or specific identification.  Capitalized software and software trade names are being amortized on a straight line basis over seven and fifteen years, respectively.  The following table shows the estimated amortization expense for these assets for each of the succeeding years:

Year Ending December 31,
(in thousands)
2005	$861
2006	861
2007	861
2008	861
2009	861
Thereafter	3,165
$7,470

NOTE 8 – LONG-TERM DEBT

Wamco 32 Ltd.

On January 13, 2003, the Company re-negotiated the terms of its credit facility with Coast Business Credit (“Coast”) whereby the outstanding balance of $1,828,000 was converted to a secured term loan which accrues interest at 9.25% per annum and requires monthly payments of $58,000 over a 36 months period commencing March 1, 2003.  The loan is secured by all the tangible and intangible assets for the Company, including intellectual property.  On February 7, 2003, the Federal Deposit Insurance Corporation (“FDIC”) put Coast and its parent company, Southern Pacific Bank, into receivership and held all of Coast’s assets for sale to third parties.  On May 15, 2003, the loan was sold to Wamco 32, Ltd. (“Wamco”).  This sale of the loan by the FDIC did not change any of the terms of the Company’s loan agreement.

The loan matures on February 28, 2006, at which time all remaining principal and accrued interest is due and payable.  The Company will also be required to pay Wamco additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the years ended December 31, 2003 and 2004, there were no additional principal payments required under the EBITDA-based formula. As of December 31, 2003 and 2004, the balance of the term loan was $1,366,000 and $774,000 respectively.

The loan, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of .20 to 1.00 and minimum debt service coverage ratio of .50 to l.00.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.  The Company was not in compliance with, but has received waivers for, such covenants through December 31, 2004.  There is no guaranty that the Company will meet its debt covenants in the future.

Canyon Capital Management LP

On January 13, 2003, the Company modified its 11% secured subordinated notes payable agreement with Canyon Capital Management LP (“Canyon”), whereby the Company is required to make monthly interest payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest such that the subordinated debt will be paid in full at the end of the amended term.  Upon the repayment of the Wamco debt in full, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  Additionally, in connection with the January 13, 2003 modification, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.  The subordinated notes are secured by all the tangible and intangible assets for the Company, including intellectual property, which lien is junior to the lien granted to Wamco. The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,662,000 and $5,660,000 at December 31, 2003 and 2004, respectively.

CSA Private Limited

In connection with a settlement agreement in February 2001 with CSA Private Limited (“CSA”), the Company issued $2.8 million of subordinated debt to CSA.  The $2.8 million of debt was secured by all the tangible and intangible assets for the Company, including intellectual property, which was subordinate to Wamco and Canyon, accrued interest at 10% per annum and required payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest was to be paid in full.

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

On April 9, 2004, the Company successfully amended its agreement with CSA whereby the principal balance and accrued interest through March 31, 2004, totaling $3,633,000, were converted to two new secured notes.  The first note for $500,000 accrues interest at 10% per annum and provides for monthly payments of $10,000 until the Wamco and Canyon debt is paid in full.  Thereafter, the note provides for monthly payments in an amount equal to the greater of i) $10,000 or ii) the amount required to fully amortize all remaining principal and interest in 24 equal monthly payments.  The second note for $3,133,344 (“Other Note”) also accrues interest at 10% per annum and provides for monthly payments of $7,500, or such other interest amount, not to exceed $10,000 per month, that Wamco and Canyon will allow.  Under the terms of the amended subordination agreement between Wamco, Canyon and CSA, all payments under the new notes are subordinated to the payment in full of the Wamco and Canyon loan agreements. The Company has not made any payments on the $500,000 note as of December 31, 2004 and is currently in default.  The interest rate has been increased to 12.5% in line with the terms of that note until the Company becomes current on its contractual payments.  As of December 31, 2004, the Company’s accrued and unpaid interest relating to the $500,000 secured note was $49,000.

On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial and Operating Officer (“Investor Group”), acquired 2,433,333 shares of the Company’s common stock held by CSA and the Other Note for $1 million in cash .  On November 1, 2004, the $3,133,344 Other Note, together with $183,867 of accrued interest, was converted into 33,172,110 shares of the Company’s common stock (see note 2).

Tax Claims

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s 1993 Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which is included in income tax benefit. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of December 31, 2003 and 2004, the debt balance was $428,000 and $363,000, respectively.

In connection with the settlement agreement with the Service, the Company’s 1993 Chapter 11 proceedings were officially closed pursuant to Court order effective as of September 30, 2003.

Long-term debt outstanding is as follows:

	December 31,
	(in thousands)
	2003	2004

11% subordinated debt, net of discount of $50,000 and 37,000, respectively	$5,612	$5,623
12.5% subordinated debt	2,800	500
9.25% debt	1,366	774
Tax Claims	428	363
Other	575	392
	10,781	7,652
Less: current installments	(3,646)	(1,003)

Non-current portion	$7,135	$6,649

Aggregate maturities of long-term debt are as follows:

Year Ending December 31,
(in thousands)
2005	$1,003
2006	1,557
2007	1,939
2008	2,145
2009	425
Thereafter	583
$7,652

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	2003	2004
	(in thousands)

Salaries, wages and commissions	$960	$768
Accrued insurance & sales taxes	85	148
Accrued vacation	409	469
Accrued interest	747	274
Other	858	1,242

Total	$3,059	$2,901

NOTE 10 - INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years Ended December 31,		For the Periods
			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003

U.S.	$702	$454	$(1,805)	$(31)
Foreign	(255)	(412)	662	10

Total	$447	$42	$(1,143)	$(21)

The income tax provision (benefit) is comprised of the following (in thousands):

	Years Ended December 31,		For the Periods
			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003
Current:
U.S. Federal	$—	$(326)	$5	$1
State	3	6	—	—
Foreign	27	9	10	15
	30	(311)	15	16
Deferred:
U.S. Federal	—	—	—	—
Foreign	—	—	—	—
	—	—	—	—

Total	$30	$(311)	$15	$16

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	(in thousands)
	2003	2004

Deferred tax assets:
Net operating loss carryforwards	$21,521	$2,922
Furniture, fixture and equipment	69	25
Capitalized software and intangibles	363	—
Inventory write-downs	10	3
Allowance for doubtful accounts	58	92
Accrued expenses	167	396

Total deferred tax assets	22,188	3,438

Deferred tax liability:
Furniture, fixtures and equipment	—	(57)
Identifiable intangible assets	—	(3,121)

Total deferred tax liabilities	—	(3,178)

Net deferred tax assets	22,188	260

Less: valuation allowance	(22,188)	(260)

Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences where it is not more likely than not the Company will receive future tax benefits.  The net change in the valuation allowance for the years ended 2002, 2003 and 2004 was $(3,806,000), $(179,000) and $(18,750,000), respectively.  As a result of the Company applying purchase accounting (see note 2), the Company has adjusted its deferred tax assets to reflect the change in the difference between the carrying amounts for certain assets and liabilities for income tax purposes versus the carrying amounts for financial statement purposes.  These differences resulted, most notably, in the recording of a deferred tax liability related to certain intangible assets.  The recording of this deferred tax liability resulted in a corresponding reduction in the amount of valuation allowance required.

As of December 31, 2004, the Company has Federal and state net operating losses (NOL) carryovers of approximately $7,309,000 and $2,800,000, respectively.  These NOL carryovers will expire in the years 2005 through 2021.  The Company has net operating losses that may be subject to limitations under Internal Revenue Code (IRC) section 382; which is triggered in the event of an ownership change.  During the current period the Company experienced an ownership change, as defined under IRC section 382.  The Company is currently evaluating the impact of the IRC section 382 limitation.  The Company believes that the amount of net operating losses shown in the financial statements as deferred tax assets represents the expected minimum amount of net operating losses available for future use under the IRC section 382 ‘base’ limitation; however, the Company will continue to evaluate available IRC guidance that could increase the limitation, and in the event the limitation is increased, the Company will increase the amount of net operating losses shown as deferred tax assets, which increase will be fully offset with a valuation allowance, resulting in a net zero impact to the financial statements.

On September 11, 2002, the State of California enacted one of the budget trailer bills that implemented the state’s 2002-2003 Budget Bill (A425). The new law suspends the NOL carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.  In 2004, the NOL suspension expired and commencing on January 1, 2004, NOL’s generated are applied at 100% and carried forward up to ten years.

The provision (benefit) for income taxes differs from the amount computed by applying the Federal corporate income tax rate of 34% to income (loss) from continuing operations before income taxes as follows (in thousands):

	Years Ended December 31,		For the Periods
			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003

Statutory tax at 34%	$152	$14	$(389)	$(7)
Change in valuation allowance	(3,036)	(187)	(395)	(18,354)
Expiration of state NOLs	22	—	48	—
Effect of foreign operations	2,729	140	(215)	11
Adjustments of NOL carry forwards and deferred tax assets pursuant to the finalization of the IRS examination and other analysis	—	(326)	803	18,466
Stock compensation charge	—	—	64	—
Change in estimates	—	48	—	—
Other	163	—	99	(100)

Income tax expense (benefit)	$30	$(311)	$15	$16

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

NOTE 11 - SEGMENTS

The Company provides total information technology solutions to the hospitality, resort and destination industry.  The solutions provided by the Company typically include applications software, computer hardware, peripherals and wide and local area network design, implementation, installation and support.  The Company is organized and operates in three segments: United States, Asia and United Kingdom. For purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management views the United States, Asia and United Kingdom segments separately in operating the business, although the products and services are similar for each segment.

.Information with respect to the Company’s operations by significant geographic area is set forth below.  “Other foreign” includes operations in Mexico and Canada, both of which have been discontinued.  “Asia” includes operations in Singapore, Malaysia, Hong Kong and China.

	Years ended December 31,		For the Periods
			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003
Revenue from unaffiliated customers (based on subsidiary location):
United States	$17,592	$15,439	$12,313	$2,832
Asia	2,783	2,871	2,691	695
United Kingdom	1,110	1,024	1,314	227
Other foreign	452-	12	—	—

	$21,937	$19,346	$16,317	$3,754

United States revenue from foreign affiliates	$298	$313	$495	$132

Operating income (loss):
United States	$2,256	$1,748	$(303)	$118
Asia	70	185	199	33
United Kingdom	(176)	(463)	(43)	(23)
Other foreign	(149)	(130)	—	—

	$2,001	$1,602	$(147)	$128

Identifiable assets:
United States	$4,329	$4,985	$14,953	$14,146
Asia	1,352	1,159	1,375	1,502
United Kingdom	422	314	283	273
Other foreign	74	72	—	—

	$6,177	$6,530	$16,611	$15,921

Long-lived assets:
United States	$2,315	$3,109	$12,540	$12,198
Asia	492	541	492	494
United Kingdom	46	38	45	44
Other foreign	7	4	—	—

	$2,860	$3,692	$13,077	$12,736

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

Customers

During 2002 and 2003, the Joint Armed Services was the only customer accounting for ten percent or more of our revenues. Total revenue from the Joint Armed Services for 2002 and 2003 was $2,880,000 and $3,535,000, respectively. There were no customers that accounted for ten percent or more of our revenues in 2004.

NOTE 12 - STOCKHOLDERS’ DEFICIENCY

Stock Option Plans

The Company adopted the MAI Systems Corporation 1993 Stock Option Plan (the “1993 Plan”) which became effective on January 27, 1994.  Under the 1993 Plan, 2,500,000 authorized shares of Common Stock are reserved for issuance of options. Options under the 1993 Plan may be granted at exercise prices determined by the Compensation Committee of the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Common Stock on the date of grant.  At December 31, 2004, 1,266,500 and 1,121,667 options under the 1993 Plan were outstanding and exercisable, respectively, and the weighted-average exercise price of these options was $0.99.

In July 1995, the Board of Directors adopted the Non-Employee Director’s Stock Option Plan (the “Director’s Plan”).  Under the Director’s Plan, certain directors who are not employees of the Company or any affiliate of the Company are eligible to receive stock options.  The Director’s Plan provides that each non-employee director may also be granted an option to purchase 6,250 shares of Common Stock on the date of each annual meeting of the Company’s stockholders at which the director is reelected to the Company’s Board.  These options vest 25% on the date of each subsequent annual meeting of the Company’s stockholders which the director is reelected to the Board.  The number of shares of Common Stock reserved for issuance pursuant to the Director’s Plan is 250,000 shares.  The exercise price shall not be lower than the fair market value of the Common Stock on the date of grant.  As of December 31, 2004, 106,250 and 87,500 options under the Director’s Plan were outstanding and exercisable, respectively, and the weighted-average exercise price of these options was $1.48.

At December 31, 2004, there were 850,397 additional shares available for grant under the stock option plans.  The per share weighted-average fair value of stock options granted during 2002 was $0.22, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years.

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

The following is a summary of stock option activity under the Company’s stock option plans:

	Number of shares	Weighted-average Exercise price

Options outstanding at December 31, 2001	1,670,667	$1.58

Granted	499,500	0.34
Exercised	(107,167)	—
Forfeited	(41,250)	0.67
Options outstanding at December 31, 2002	2,021,750	0.79

Forfeited	(192,750)	2.28
Options outstanding at December 31, 2003	1,829,000	1.10

Forfeited	(456,250)	1.58
Options outstanding at October 31 and December 31, 2004	1,372,750	$0.94

At December 31, 2004, the exercise prices ranged from $0.28 to $9.75 per share and the weighted-average remaining contractual life of outstanding options under the Company’s stock option plans was 6.7 years.

The following is a summary of stock options as of December 31, 2004:

				Weighted Average
Range			Number Outstanding	Remaining	Weighted Average	Number Exercisable
Exercise Prices			December 31, 2004	Contractual Life	Exercise Price	December 31, 2004

$0.28	-	$0.63	952,250	7.50	$0.34	788,667
1.00	-	1.65	131,250	4.54	1.03	131,250
2.38	-	2.81	262,500	4.69	2.75	262,500
3.25	-	9.75	26,750	3.74	4.14	26,750

			1,372,750			1,209,167

Restricted Stock Plan

In May 2001, the Board of Directors adopted the 2001 Restricted Stock Plan.  Under the plan, 5,500,000 authorized shares of the Company’s Common Stock are reserved for issuance to officers and directors of the Company.  The shares will be issued as “Restricted Stock” within the meaning of Rule 144 of the Securities Act of 1933, as amended.  The Compensation Committee of the Board of Directors shall have the discretion to determine what terms and conditions shall apply, including the imposition of a vesting schedule.

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period.  Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.  Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,000 was treated as unearned compensation and is being amortized to expense in proportion to the vesting schedule.  The unamortized balance as of December 31, 2003 is $53,000 and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.  Unearned compensation was fully amortized as of December 31, 2004.

Preferred Stock

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

Stock Warrants

On January 13, 2003, in connection with the modification of the subordinated notes payable with Canyon (see note 8), the Company granted one million warrants to Canyon at an exercise price of $0.40 per share valued at $42,000 which is being amortized to interest expense over the term of the modified note.  The warrants vest equally over a period of five years and expire on February 1, 2010.

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

On May 26, 2000, the Company issued warrants to its Chief Executive Officer to purchase 225,000 shares of Common Stock at $0.56 per share.  The exercise price of these warrants will increase with the fair market value of Common Stock when the fair market value exceeds $2.81 per share.  As the exercise price is not fixed, the warrants are accounted for as a variable award and, accordingly, are re-measured at each reporting date.  The warrants vest equally over a three-year period and expire on March 24, 2010.

NOTE 13 - EMPLOYEE BENEFITS

Savings Plans

On October 1, 1995, the Company established a Savings and Investment Plan covering substantially all the Company’s domestic employees (the “Domestic Plan”).  The Domestic Plan qualifies under Sections 401(k) and 401(a) of the Internal Revenue Code.  Participating employees are allowed to contribute from 1% to 15% of their annual compensation.  During 2002, 2003 and 2004 the Company did not make contributions to the Domestic Plan.

Defined Benefit Plans

The Company established a defined benefit plan for employees that were employed by the Company’s maintenance service business acquired in 1988.

In April 1992, the Company elected to cease benefit accruals under the defined benefit plan to current participants.  The curtailment had no effect on the accrued pension cost of the defined benefit plan and, accordingly, the Company’s accumulated benefit obligation and projected benefit obligation are the same as of the end of each of the years presented below.

Company contributions under this plan are funded annually.  Plan assets are comprised primarily of guaranteed investment/annuity contracts.  Employee benefits are based on years of service and the employees’ compensation during their employment.

The actuarially computed components of net periodic benefit cost included the following components (in thousands):

	Year Ended December 31,
	2002	2003	2004(1)

Service costs	$—	$—	$—
Interest costs	142	143	143
Amortization of unrecognized loss	16	38	39
Expected return on plan assets	(107)	(100)	(144)

Net periodic pension expense	$51	$81	$38

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statements of operations (in thousands):

	Years Ended December 31,
	2002	2003	2004(1)

Change in Benefit Obligation:
Projected Benefit Obligation, beginning of year	$1,993	$2,154	$2,331
Service cost	—	—	—
Interest cost	142	143	143
Benefits paid	(79)	(83)	(86)
Actuarial loss/(gain)	98	117	225

Projected Benefit Obligation, end of year	$2,154	$2,331	$2,613

Change in Plan Assets:

Plan assets, beginning of year	$1,531	$1,236	$1,685
Actual return on plan assets	(279)	182	86
Employer contribution	63	350	276
Benefits paid	(79)	(83)	(86)

Plan assets, end of year	$1,236	$1,685	$1,961

Unfunded status	$(918)	$(646)	$(652)
Unrecognized (gain)/loss	1,008	1,005	1,250

Net amount recognized	$90	$359	$598

(1)          The year ended December 31, 2004 represents the combined pre- and post- recapitalization periods of January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004, respectively, as a result of the Management Equity/Conversion Transaction (see note 2).

The weighted average discount rates used in determining the actuarial present value of the benefit obligations were 6.75%, 6.25% and 5.75% for 2002, 2003 and 2004, respectively.  The long-term rate of return on assets was 7%, 8% and 8% for 2002, 2003 and 2004, respectively.

The Company expects to contribute approximately $197,000 to the defined benefit plan during 2005.  Expected benefit payments are as follows:

Year Ending December 31,
(in thousands)
2005	$197
2006	140
2007	155
2008	177
2009	188
Thereafter	1,124

The following table describes the plan asset descriptions and allocation of investment funds:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation	2003	2004

a. Equity Securities	55.0%	56.0%	57.0%
b. Bond Fund	45.0%	44.0%	43.0%

e. Total	100.0%	100.0%	100.0%

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment, under both month-to-month and fixed-term agreements.  The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more are as follows:

Year Ending December 31,
(in thousands)
2005	$594
2006	499
2007	386
2008	397
2009	407
Thereafter	877
$3,160

Rental expense was approximately, $953,000, $755,000and $716,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Legal Proceedings

Hotel Information Systems, Inc.

On March 25, 2003, the Company entered into a settlement agreement with Hotel Information Systems (“HIS”) and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company.  If the Company is delinquent four times in any twelve-month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty.  As of December 31, 2004, the Company was current on its payments to HIS. The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

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

In December 2003, the Company entered into another settlement agreement with Logix whereby it (i) issued 200,000 free trading shares in exchange for the 200,000 restricted Common Shares from the original settlement agreement in July 2002 (ii) required the Company to make monthly payments totaling $187,500 over a 25 month period and (iii) mutually released each other of all past, present and future claims associated with the lawsuit.  As of December 31, 2004, the Company was current on its payments to Logix.

Other Litigation

The Company is also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Related Party Transactions

Under the terms of a consulting agreement, and subsequent amendments (which expired on August 31, 2003 but which is automatically renewed each year unless proper notice is given between either party), between Orchard Capital Corporation (“Orchard”) and the Company, Orchard provides the services of Richard S. Ressler as the Company’s Chairman. Orchard was paid a consulting fee of $24,000 per month through September 30, 2004 when the consulting fee was modified to $12,000 per month.  The consulting agreement was automatically renewed through August 31, 2005.

NOTE 15 - INCOME (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted income (loss) per share under the provisions of SFAS No. 128.

	Year Ending December 31,		For the Periods
(in thousands)			Jan. 1, 2004 – Oct. 31, 2004	Nov. 1, 2004 – Dec. 31, 2004
	2002	2003
Numerator:
Numerator for basic and diluted income (loss) per share - net income (loss)	$(1,350)	$353	$(1,158)	$(37)

Denominator:
Denominator for basic income (loss) per share - weighted average number of common shares outstanding during the period	13,945	14,538	14,676	57,848

Incremental common shares attributable to restricted stock grants and to the exercise of outstanding options and warrants	—	300	—	—

Denominator for diluted income (loss) per share	13,945	14,838	14,676	57,848

Basic income (loss) per share	$(0.10)	$0.02	$(0.08)	$—

Diluted income (loss) per share	$(0.10)	$0.02	$(0.08)	$—

The number of antidilutive options and warrants that were excluded from the computation of incremental common shares were, 2,676,355, 3,104,000 and 2,647,750 in 2002, 2003 and 2004, respectively.

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except share data)

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004(1)

Revenue	$5.2	$4.8	$4.8	$4.6	$5.2	$4.9	$4.9	$5.1
Gross profit	3.7	3.5	3.5	3.1	3.7	3.7	3.5	3.6
Income (loss) before income taxes	0.2	(0.1)	0.1	0.1	0.2	0.1	(0.1)	(1.3)
Net income (loss)	0.3	(0.1)	0.1	0.1	0.2	0.1	(0.1)	(1.3)

Income (loss) per share:

Basic	$0.02	$(0.01)	$0.01	$—	$0.01	$0.01	$—	$(0.03)
Diluted	0.02	(0.01)	0.01	—	0.01	0.01	—	$(0.03)

Weighted average common shares used in determining income (loss) per share (in thousands):

Basic	14,426	14,426	14,575	14,575	14,575	14,676	14,676	43,458

Diluted	14,876	14,426	14,875	14,875	14,875	14,676	14,676	43,458

(1)  The fourth quarter ended December 31, 2004 represents the combined pre- and post- recapitalization periods of January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004, respectively, as a result of the Management Equity/Conversion Transaction.  Additionally, in connection with the Management Equity/Conversion Transaction, in the fourth quarter of 2004, the company recorded a $995,000 debt modification charge and a $187,500 stock compensation charge (see note 2).

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2002 and 2003 and for the periods from January 1, 2004 through October 31, 2004 and November 1, 2004 through December 31, 2004

(dollars in thousands)

	Balance Beginning of Period	Charged to Costs and Expenses	Reductions Due to Sale of Subsidiary	Write-offs	Balances Period of Year

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,023	$89	$(103)	$(673)	$336

Year ended December 31, 2003:
Allowance for doubtful accounts	$336	$52	$—	$(53)	$335

January 1, 2004 through October 31, 2004:
Allowance for doubtful accounts	$335	$205	$—	$(217)	$323

November 1, 2004 through December 31, 2004:
Allowance for doubtful accounts	$323	$41	$—	$(43)	$321