Form 10-K/A
period 2004-12-31
MAI SYSTEMS CORP
filed 2005-09-22
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1
to

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

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

EXPLANATORY NOTE

The amendment is due to the Goodwill allocation of purchase price that should be $6,372,000 and the total should be $13,819,000.  Both figures were wrong on the original filing.

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

10.33	Limited Liability Company (Operating) Agreement for HIS Holding, LLC, filed on March 18, 2005 as Exhibit 99D to Amendment No. 2 to the Company’s Schedule 13E-3.

*14.1	Code of Ethics (All Employees)

*14.2	Code of Ethics (Chief Executive and Chief Financial Officers and Other Senior Accounting Personnel)

*21.1	Subsidiaries of MAI Systems Corporation.

23.1	Report of Independent Registered Public Accounting Firm from BDO Seidman LLP.

23.2	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	previously filed

(b)	Reports on Form 8-K

	1.	Filed April 5, 2004
	2.	Filed April 12, 2004
	3.	Filed June 3, 2004
	4.	Filed September 28, 2004
	5.	Filed October 1, 2004
	6.	Filed December 2, 2004
	7.	Filed December 8, 2004

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

In connection with the Management Equity/Conversion Transaction, the Company assigned a new useful life for furniture, fixtures and equipment effective as of November 1, 2004.  Following is our allocation of the purchase price at estimated fair values and amortization periods (useful lives) for the groups of assets affected:

	Allocation of Purchase Price	Amortization Period (Useful Life)

Furniture, fixtures and equipment	$612,000	3 years
Intangible assets:
Goodwill	$6,372,000		*
Tradenames	2,659,000	15 years
Customer relationships	2,285,000	7 years
Capitalized software	2,503,000	7 years
	$13,819,000

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