Form 10-Q
period 2005-09-30
MAI SYSTEMS CORP
filed 2005-11-18
CIK 760436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005 or

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

Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on November 14, 2005 was $464,245.

The number of shares of common stock issued, outstanding and subscribed as of November 14, 2005 was 57,847,862.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(in thousands, except share data)
	As of December 31, 2004 (a)	As of September 30, 2005

ASSETS (note 5)

Current assets:
Cash	$195	$429
Receivables, less allowance for doubtful accounts of $321 in 2004 and $302 in 2005, respectively	2,171	2,581
Inventories	71	205
Prepaids and other assets	748	862

Total current assets	3,185	4,077

Furniture, fixtures and equipment, net	629	558
Intangibles, net	7,470	6,800
Goodwill	4,622	4,622
Other assets	15	14

Total assets	$15,921	$16,071

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of long-term debt	$1,003	$1,138
Accounts payable	1,077	637
Customer deposits	2,181	3,236
Accrued liabilities	2,901	2,540
Income taxes payable	103	92
Unearned revenue	3,456	4,125

Total current liabilities	10,721	11,768

Long-term debt	6,649	5,751
Other liabilities	764	637

Total liabilities	18,134	18,156

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, par value $0.01 per share; authorized 99,000,000 shares; 57,847,862 shares issued and outstanding	584	584
Additional paid-in capital	47,856	47,856
Accumulated other comprehensive loss:
Minimum pension liability	(1,250)	(1,250)
Foreign currency translation	(69)	(59)
Accumulated deficit	(49,334)	(49,216)

Total stockholders’ deficiency	(2,213)	(2,085)

Total liabilities and stockholders’ deficiency	$15,921	$16,071

(a)          Derived from the December 31, 2004 audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2004	2005	2004	2005
Revenue:
Software	$842	$1,103	$2,945	$3,641
Network and computer equipment	118	169	329	448
Services	3,923	4,357	11,683	12,297
Total revenue	4,883	5,629	14,957	16,386

Direct costs:
Software	40	197	369	706
Network and computer equipment	103	122	272	365
Services	1,264	1,306	3,446	4,027
Total direct costs	1,407	1,625	4,087	5,098

Gross profit	3,476	4,004	10,870	11,288

Selling, general and administrative expenses	2,200	2,272	6,900	6,822
Research and development costs	956	1,032	2,756	3,296
Amortization of intangibles	—	126	—	364
Other operating expense (income)	48	(23)	67	48

Operating income	272	597	1,147	758

Interest expense, net	(303)	(229)	(881)	(630)
Other non-operating expense, net	(22)	—	(60)	—

Income (loss) before income taxes	(53)	368	206	128
Income tax expense	(5)	(1)	(15)	(10)

Net income (loss)	$(58)	$367	$191	$118

Income (loss) per share:

Net income (loss) per share:

Basic income (loss) per share	$0.00	$0.01	$0.01	$0.00

Diluted income (loss) per share	$0.00	$0.01	$0.01	$0.00

Weighted average common shares used in determining income (loss) per share:

Basic	14,676	57,848	14,676	57,848
Diluted	14,676	57,848	14,676	57,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	(in thousands)
	2004	2005

Net cash provided by operating activities:	$405	$1,072

Cash flows used in investing activities:
Capital Expenditures	(98)	(65)
Capitalized software development costs	(821)	—
Net cash used in investing activities	(919)	(65)

Cash flows used in financing activities-
Proceeds from common stock subscribed	1,000	—
Repayments on long-term debt	(594)	(779)
Net cash provided by (used in) financing activities	406	(779)

Net cash provided by (used in) operations	(108)	228

Effect of exchange rate changes on cash	(1)	6

Net increase (decrease) in cash	(109)	234

Cash at beginning of period	664	195

Cash at end of period	$555	$429

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAI Systems Corporation

Notes to Condensed Consolidated Financial Statements

Three and Nine Months ended September 30, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Companies for which this report is filed are MAI Systems Corporation and its wholly-owned subsidiaries (the “Company”).  The information contained herein is unaudited, but gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the condensed consolidated financial statements for the interim period.  All significant intercompany transactions and accounts have been eliminated in consolidation.  The results of operations for the quarter and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year or for any future period.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the SEC.

NOTE 2 - LIQUIDITY

Although the Company has a net stockholders’ deficiency of $2,085,000 and a working capital deficit of $7,691,000 at September 30, 2005, the Company believes it will generate sufficient funds from operations or obtain additional financing to meet its operating and capital requirements for at least the next 12 months.    The Company expects to generate positive cash flow from its operations during 2005 from shipping out products and services from its current backlog as of September 30, 2005 as well as new orders.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2005 and 2006, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations or obtain additional financing as necessary.  These condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

The restructured debt, pursuant to the original intercreditor agreement between the Company, Canyon and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.20 to 1.00 and minimum debt service coverage ratio of 0.50 to 1.00.  In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable (see note 5). The Company was in compliance with its covenants as of September 30, 2005. There is no guaranty that the Company will meet its debt covenants in the future.

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

We believe that the aforementioned transaction permitted but did not require us to use new basis or push down accounting since the members of the Investor Group hold between 80% and 94% of the voting shares of the Company upon completion of the transaction. Application of push-down accounting requires that the acquiring parent or control group obtain at least an 80% ownership interest, either in a single transaction, or though a series of transactions. The Investor Group has acquired 78.84%, and the members of the Investor Group previously personally held 17.85% ownership, not within the Investor Group. The 17.85% personal ownership of the members outside of the Investor Group was reduced to 4.53% after the Investor Group’s acquisition of 78.84% of the Company’s common stock.  The basis for considering the members as part of a control group is due to the fact that the group’s intent was to mutually promote the acquisition and to collaborate on the subsequent control of the Company and, as such, should be viewed effectively as one investor/group.  The 78.84% interest held by the Investor Group effectively ties the four members together into a control group, and that the remaining outside holdings of 4.53% (totaling 83.37%) should also be treated as held by the control group for purposes of applying push-down accounting (therefore the Investor Group controls 83.37% of the Company’s common stock).  Accordingly, the Company has elected to apply push down accounting in the accompanying financial statements, and in accordance with SFAS No. 141 and using the guidance in Topic D-97.  This has resulted in a new valuation of the assets and liabilities of the Company based upon fair values as of the date of the transaction.

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

The following reflects the unaudited pro forma effect of the Management Equity/Conversion Transaction on continuing operations for the three and nine -month periods ended September 30, 2004 (in thousands):

	For the Three - Months Ended September 30, 2004	For the Nine - Months Ended September 30, 2004

Revenue	$4,883	$14,957
Operating income	145	741
Net income (loss)	(102)	34
Net income per share	$(0.01)	$0.00

The unaudited pro forma information provided above has been prepared by adjusting historical amounts for the three and nine month periods ended September 30, 2004 to give effect to the Management Equity/Conversion Transaction as if it had occurred on January 1, 2004.  The pro forma adjustments to the historical results of operations for the three and nine month periods ended September 30, 2004 include the pro forma impact of the push down accounting resulting in the reduction of depreciation expense of $88,000 and $240,000, respectively, and an increase of amortization of identifiable intangible assets of $215,000 and $646,000, respectively. The pro forma adjustments to the historical results of operations for the three month and nine month periods ended September 30, 2004 include the pro forma impact of the debt conversion resulting in the reduction of interest expense of $83,000 and $249,000, respectively.

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

NOTE 4 - INVENTORY

Inventories are summarized as follows:

	(dollars in thousands)
	December 31, 2004	September 30, 2005

Finished goods	$65	$200
Replacement parts	6	5

	$71	$205

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

The loan matures on February 28, 2006, at which time all remaining principal and accrued interest is due and payable.  The Company will also be required to pay Wamco additional principal payments on a quarterly basis based upon an EBITDA-based formula commencing March 31, 2003.  For the years ended December 31, 2003 and 2004, there were no additional principal payments required under the EBITDA-based formula. As of December 31, 2004 and September 30, 2005, the balance of the term loan was $774,000 and $237,000, respectively.

The loan, pursuant to the original inter-creditor agreement between Canyon Capital and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.20 to 1.00 and minimum debt service coverage ratio of 0.50 to l.00.  In the event that the Company were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term loan would be immediately due and payable.  The Company was in compliance with such covenants as of September 30, 2005.  There is no guaranty that the Company will meet its debt covenants in the future.

Canyon Capital Management LP

On January 13, 2003, the Company modified its 11% secured subordinated notes payable agreement with Canyon Capital Management LP (“Canyon”), whereby the Company is required to make monthly interest payments of $52,000 until the Wamco term loan is paid off in full at which time the note payable will be converted into a three-year amortizing loan which will accrue interest at 11% per annum and requires equal monthly payments of principal and interest of approximately $190,000 such that the subordinated debt will be paid in full at the end of the amended term.  Effective September 30, 2005, the Company again modified its 11% secured subordinated notes payable agreement with Canyon, whereas the Company shall continue to make monthly interest payments of $52,000 until March 31, 2006, at which time the debt shall be amortized over a four and a half year period, such that monthly principal and interest payments will be reduced to approximately $130,000.  The Canyon debt will still mature at the end of the three-year period in March 2009 at which time all remaining principal and interest shall be due and payable.  In addition, from and after March 31, 2006, the Company will also be required to pay Canyon additional principal payments on a quarterly basis based upon an EBITDA-based formula.  In connection with the January 13, 2003 modification, the Company issued to Canyon 200,000 shares of its common stock valued at $20,000 (the quoted market price of the common stock at the time the terms were agreed) and agreed to issue one million warrants at an exercise price of $0.40 per share valued at $42,000 (using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, volatility of 80% and an expected life of 5 years).  The $62,000 is being amortized to interest expense over the term of the modified note.  The subordinated notes are secured by all the tangible and intangible assets for the Company, including intellectual property, which lien is junior to the lien granted to Wamco. Accrued and unpaid interest outstanding on the subordinate notes payable to Canyon was approximately $216,000 and $24,000 at December 31, 2004 and September 30, 2005, respectively. The principal balance outstanding on the subordinate notes payable to Canyon was approximately $5,660,000 at December 31, 2004 and September 30, 2005.

CSA Private Limited

In connection with a settlement agreement in February 2001 with CSA Private Limited (“CSA”) a subsidiary of Computer Sciences Corporation (“CSC”), the Company issued $2.8 million of subordinated debt to CSA.  The $2.8 million of debt was secured by all the tangible and intangible assets for the Company, including intellectual property, which was subordinate to Wamco and Canyon, accrued interest at 10% per annum and required payments of $37,500 from March 1, 2002 through September 1, 2002 and monthly payments of $107,500 commencing on October 1, 2002 until October 2003 when all remaining unpaid principal and accrued interest was to be paid in full.

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

On April 9, 2004, the Company successfully amended its agreement with CSA whereby the principal balance and accrued interest through March 31, 2004, totaling $3,633,000, were converted to two secured new notes.  The first note for $500,000 (“First Note”) accrues interest at 10% per annum and provides for monthly payments of $10,000 until the Wamco and Canyon debt is paid in full.  Thereafter, the note provides for monthly payments in an amount equal to the greater of i) $10,000 or ii) the amount required to fully amortize all remaining principal and interest in 24 equal monthly payments.  The second note for $3,133,344 (“Other Note”) also accrued interest at 10% per annum and provided for monthly payments of $7,500, or such other interest amount, not to exceed $10,000 per month, that Wamco and Canyon will allow.  Under the terms of the amended subordination agreement between Wamco, Canyon and CSA, all payments under the new notes are subordinated to the payment in full of the Wamco and Canyon loan agreements. The Company had not made any payments on the $500,000 note as of September 28, 2005 and was in default.  The interest rate was increased to 12.5% in line with the terms of that note until the Company becomes current on its contractual payments.

On April 9, 2004, an investor group, consisting of Canyon, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial and Operating Officer (“Investor Group”), acquired 2,433,333 shares of the Company’s common stock held by CSA and the Other Note for $1 million in cash .  The purchase price was negotiated based upon arm’s length discussions between members of the Investor Group and senior management of CSC.  On November 1, 2004, the $3,133,344 Other Note, together with $183,867 of accrued interest, was converted into 33,172,110 shares of the Company’s common stock (see note 3).

Effective September 28, 2005, the Investor Group acquired the First Note, plus accrued interest of $96,321, from CSA for a total purchase price of $350,000.  The purchase price was negotiated based upon arm’s length discussions between members of the Investor Group and senior management of CSC.

Tax Claims

On September 30, 2003, the Company entered into a settlement agreement with the United States Internal Revenue Service (the “Service”) on a tax claim which resulted from the Company’s 1993 Chapter 11 proceedings whereby it agreed to pay $489,000 in equal monthly installments of $7,438 over a period of six (6) years at an interest rate of 6%.  The $489,000 settlement is reflected as debt in the financial statements and resulted in a one-time gain of $262,000 which is included in income tax benefit. In the event that the Company fails to pay the Service any payment, and such payment failure continues for sixty days after written notice of such failure, $1,832,100, plus accrued interest thereon, less any payments made by the Company will be immediately due and payable to the Service.  As of September 30, 2005, the Company was current with its payments to the Service and the debt balance was $311,000.

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

In May 2002, the Company issued 612,500 shares of restricted common stock to its members of the board of directors and certain of its corporate officers which vest equally over a four-year period.  Recipients are not required to provide consideration to the Company other than rendering the service and have the right to vote the shares.  Under APB 25, compensation cost is recognized for the fair value of the restricted stock awarded, which is its quoted market price at the date of grant, which was $0.25 per share.  The total market value of the shares of $153,000 was treated as unearned compensation and was amortized to expense in proportion to the vesting schedule.  The balance of unearned compensation was fully amortized as of December 31, 2004.

NOTE 7 - PREFERRED STOCK

On May 20, 1997, the Company authorized the issuance of up to 1,000,000 shares of $0.01 par value preferred stock.  The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of Common Stock.

NOTE 8 - INTANGIBLE ASSETS

As of September 30, 2005, intangible assets consist of developed technology, software trade names, customer lists and goodwill (which represents the excess of the purchase price over the estimated fair value of the net assets of the acquired businesses) and capitalized software.  Identifiable intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives.  The Company’s amortization period for customer relationships is the greater of seven years on a straight line basis or specific identification.  Goodwill is not to be amortized until its life is determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Intangible assets as of December 31, 2004 and September 30, 2005 are as follows (in thousands):

	December 31, 2004	September 30, 2005
Gross carrying amount of intangible assets:
Capitalized software	$2,662	$2,662
Software trade names	2,659	2,659
Customer relationships	2,285	2,285
Total intangible assets	7,606	7,606
Accumulated amortization:
Capitalized software	(39)	(345)
Software trade names	(41)	(162)
Customer relationships	(56)	(299)
Total accumulated amortization	(136)	(806)

Intangible assets, net	$7,470	$6,800

Goodwill	$4,622	$4,622

A roll forward of goodwill is as follows (in thousands):

Goodwill at December 31, 2003	$1,121
Goodwill from Management Equity/Conversion Transaction	5,251
Private placement by Investor Group (note 2)	(1,000)
Year end adjustment to minimum pension liability	(750)
Impairment identified in 2004	—

Goodwill at December 31, 2004 and September 30, 2005	$4,622

The Company’s amortization period for customer relationships is the greater of seven years on a straight line basis or specific identification.  Capitalized software and software trade names are being amortized on a straight line basis over seven and fifteen years, respectively.  The following table shows the estimated amortization expense for these assets for each of the succeeding years:

Year Ending December 31,
(in thousands)
2005	$216
2006	861
2007	861
2008	861
2009	861
Thereafter	3,140
$6,800

NOTE 9 - INCOME (LOSS) PER SHARE

Basic and diluted income or loss per share is computed using the weighted average shares of common stock outstanding during the period. Consideration is also given in the diluted income per share calculation for the dilutive effect of stock options and warrants.

The following table illustrates the computation of basic and diluted earnings (loss) per share under the provisions of SFAS 128:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands except per share data)		(in thousands except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share – net income (loss)	$(58)	$367	$191	$118

Denominator:
Denominator for basic income (loss) per share- weighted average number of Common shares outstanding during the period	14,676	57,848	14,676	57,848

Incremental common shares attributable to exercise of outstanding shares	—	—	—	—

Denominator for diluted income (loss) per per share	14,676	57,848	14,676	57,848

Basic earnings (loss) per share	$0.00	$0.01	$0.01	$0.00

Diluted earnings (loss) per share	$0.00	$0.01	$0.01	$0.00

The number of anti-dilutive options and warrants that were excluded from the computation of incremental common shares were 3,104,000 and 2,647,750 in 2004 and 2005, respectively.

NOTE 10 – STOCK OPTION PLANS

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

At September 30, 2005, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards for the three and nine month periods ended September 2004 and 2005, consistent with the provisions of FAS No. 123, the Company’s net income (loss) and net income (loss) per share would have decreased.  The following table represents the effect on net income and net income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the three-months ended September 30,		For the nine-months ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2004	2005	2004	2005
Net income (loss):
As reported	$(58)	$367	$191	$118
Add: Stock-based employee compensation expense recorded	10	10	30	30
Less: Stock based employee compensation expense determined under fair value calculations	(10)	(10)	(30)	(30)
Pro forma	$(58)	$367	$191	$118

Basic income (loss) per share:
As reported	$0.00	$0.01	$0.01	$0.00
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	—	—
Pro forma	$0.00	$0.01	$0.01	$0.00

Diluted income (loss) per share:
As reported	$0.00	$0.01	$0.01	$0.00
Add: Stock-based employee compensation expense recorded	—	—	—	—
Less: Stock based employee compensation expense determined under fair value calculations	—	—	—	—
Pro forma	$0.00	$0.01	$0.01	$0.00

NOTE 11 - LEGAL PROCEEDINGS

Hotel Information Systems, Inc.

On March 25, 2003, the Company entered into a settlement agreement with Hotel Information Systems (“HIS”) and one of its former corporate officers whereby (i) the parties dismissed all claims, known and unknown, against each other; (ii) the Company forgave and wrote off a note receivable from the former corporate officer of HIS in the amount of $66,000 (which was expensed to other expense in the 2002 consolidated statement of operations); (iii) the Company paid $50,000 in cash and issued a non-interest bearing unsecured promissory note which requires 35 consecutive monthly payments of $5,000 each commencing April 1, 2003; and (iv) the remaining 374,116 shares in the escrow account will be released to the Company.  If the Company is delinquent four times in any twelve-month period during the term of the unsecured promissory note in making its $5,000 monthly payments to HIS, and HIS issues respective valid default notices, the Company will be subject to a $225,000 penalty.  As of September 30, 2005, the Company was current on its payments to HIS. The 374,116 shares have been received by MAI together with the HIS authorization to legally transfer such shares to MAI.

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

In December 2003, the Company entered into another settlement agreement with Logix whereby it (i) issued 200,000 free trading shares in exchange for the 200,000 restricted Common Shares from the original settlement agreement in July 2002 (ii) required the Company to make monthly payments totaling $187,500 over a 25 month period and (iii) mutually released each other of all past, present and future claims associated with the lawsuit.  As of September 30, 2005, the Company was current on its payments to Logix.

Other Litigation

We were also involved in various other legal proceedings that are incident to its business. Management believes the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 12 – COMPREHENSIVE  INCOME

The following table summarizes components of comprehensive income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(58)	$367	$191	$118

Change in cumulative translation adjustments	13	—	(46)	10

Comprehensive income (loss)	$(45)	$367	$145	$128

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

The Company capitalized $821,000 of software development costs during the nine month period ended September 30, 2004 relating to its N-Tier, Internet-native corporate application suite of products written in java.  The modules to this suite of applications became available for general release in the first quarter of 2005 at which time amortization of such costs commenced.  We believe that these new products will produce new sales adequate to recover amounts capitalized.

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

Intangible and Long-Lived Assets

At December 31, 2004 and September 30, 2005, goodwill and other long-lived assets represented 80% and 75%, respectively, of the Company’s total assets.

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

Liquidity and Capital Resources

At September 30, 2005, our cash balance was $429,000 and our working capital deficiency increased from a working capital deficiency of $7,536,000 at December 31, 2004 to a working capital deficiency of $7,691,000.  Excluding unearned revenue of $4,125,000, working capital deficiency at September 30, 2005 was $3,566,000.  Excluding unearned revenue of $3,456,000, the Company’s working capital deficiency at December 31, 2004 was $4,080,000.  Excluding unearned revenue, the decrease in the working capital deficiency of $514,000 was primarily attributable to increases in receivables of $410,000, inventories of $134,000, prepaids and other assets of $114,000 and cash of $234,000 and decreases in accounts payable of $440,000 and accrued liabilities of $361,000 offset by increases in current portion of long term debt of $135,000 and deposits of $1,055,000.

Net cash used in investing activities for the period ended September 30, 2005 totaled $65,000, which is comprised of capital expenditures.

Net cash used in financing activities for the period ended September 30, 2005 totaled $779,000, which represents repayments on long-term debt.  On January 13, 2003, the Company converted its credit facility to a term loan which requires monthly principal and interest payments of $58,000 and matures on February 28, 2006.  In addition, the Company amended its subordinated note to require monthly interest only payments of $52,000 through March 31, 2006, at which time it will convert to a term loan to be amortized over a four and one half year period which matures in three years.  The restructured debt, pursuant to the original intercreditor agreement between Canyon and Coast, which was sold to Wamco on May 15, 2003, contains various restrictions and covenants, including a minimum quick ratio of 0.20 to 1.00 and minimum debt service coverage ratio of 0.50 to 1.00.  In the event that we were not in compliance with the various restrictions and covenants and were unable to receive waivers for non-compliance, the term debt would be immediately due and payable. The Company was in compliance with its covenants as of September 30, 2005. There is no guaranty that the Company will meet its debt covenants in the future.

Stockholders’ deficiency decreased from $2,213,000 at December 31, 2004 to $2,085,000 at September 30, 2005, mainly as a result of net income during the period of $118,000.

Although the Company has a net stockholders’ deficiency of $2,085,000 and a working capital deficit of $7,691,000 at September 30, 2005, the Company believes it will generate sufficient funds from operations or obtain additional financing to meet its operating and capital requirements for at least the next 12 months.    The Company expects to generate positive cash flow from its operations during 2005 from shipping out products and services from its current backlog as of September 30, 2005 as well as new orders.  In the event that the Company cannot generate positive cash flow from its continuing operations during 2005 and 2006, the Company can substantially reduce its research and development efforts to mitigate cash outflow to help sustain its operations.  There can be no assurance that the Company will be able to sustain profitability or generate positive cash flow from operations or obtain additional financing as necessary.  These financial statements have been prepared assuming the Company will continue to operate as a going concern.  If the Company is unsuccessful in the aforementioned efforts, the Company could be forced to liquidate certain of its assets, reorganize its capital structure and, if necessary, seek other remedies available to the Company.

Order, Shipment and Backlog

We record and enter into backlog a purchase order for equipment and software when we receives a customer’s written order requesting delivery within twelve months, and systems configuration and contract provisions are verified.  Orders that are canceled by the customer and orders that are not shipped within one year are removed from backlog.  Orders that are removed from backlog for non-shipment are restored if they are reinstated by the customer.  We include in backlog signed government contracts which have not yet been fully funded that are expected to commence delivery within the next twelve months.  As of September 30, 2005, we have approximately $9.7 million included in backlog relating to the Air Force, of which $1.2 million is expected to be shipped during the next twelve months and the balance of the contract shipped by December 31, 2008.  Our backlog as of September 30, 2004 and 2005 was $2,400,000 and $15,900,000, respectively.

Our backlog is not necessarily indicative of future revenues.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-Term Debt*	$6,889	$1,138	$2,484	$2,943	$324
Operating Leases	2,896	552	897	889	558
	$9,785	$1,690	$3,381	$3,832	$882

*                 Excluding interest

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005

	September 30, 2004	Percentage of Revenue	September 30, 2005	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue	$4,883	100.0%	$5,629	100.0%
Gross profit	3,476	71.2%	4,004	71.1%
Selling, general and administrative expenses	2,200	45.1%	2,272	40.4%
Research and development costs	956	19.6%	1,032	18.3%
Amortization of intangibles	—	—	126	2.2%
Other operating expense (income)	48	1.0%	(23)	0.4%
Interest expense, net	303	6.2%	229	4.1%
Other non-operating expense	22	0.5%	—	—
Income tax expense	5	0.1%	1	—
Net income	$(58)	1.2%	$367	6.5%

The increase in revenue in 2005 was mainly attributable to an increase in the volume of software sales, which resulted in an increase of approximately $746,000.  The general health of the hospitality industry continues to improve from the detrimental effects of “9/11” that severely affected the hospitality and travel industries.  During the three month period ended September 30, 2005, the Company shipped certain orders from its growing backlog in the United States to new multi-property chain hotels resulting in increase in revenue from the comparable period of 2004.  Revenue for 2005 was $5,629,000 compared to $4,883,000 in 2004 or a 15.3% increase. The increase mainly related to an increase in United States revenue from 2004 to 2005 relating to software sales of approximately $170,000, professional services of approximately $390,000 and support of approximately $360,000.  The increase in United States revenue was offset by a decrease in revenue from our operations in Asia of approximately $190,000 resulting from a decrease level of sales to new customers from 2004 to 2005.  Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2005 increased to $4,004,000 from $3,476,000 in 2004.  The increase in gross profit is mainly due to an increase in professional and support service sales in the United States. The Company effectively increased its employee utilization of professional and support services personnel resulting comparable costs in 2005 compared to 2004 while increasing revenue during the period.

Selling, general and administrative expenses (“SG&A”) increased slightly from $2,200,000 in 2004 to $2,272,000 in 2005.  The Company continues to manage these expenses through it management cost control program resulting in comparable costs in 2004 as compared to 2005.

Research and development costs increased from $956,000 in 2004 to $1,032,000 in 2005.  The company capitalized $217,000 of software development costs in 2004. As of January 1, 2005, the Company released its new N-Tier, Internet-native corporate application suite of products written in java and ceased capitalizing costs relating to the modules associated with this suite of applications. After considering the amount capitalized in 2004, gross research and development costs decreased from 2004 to 2005 by approximately $141,000 due to a decrease in engineers and quality assurance personnel in the United States which were replaced with less expensive resources in the Company’s Malaysia operations.

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

Net interest expense was $303,000 in 2004 compared to $229,000 in 2005.  The decrease is due to lower balances of interest bearing debt during 2005 as compared to 2004 mainly due to the conversion of approximately $3.3 million of indebtedness by the Investor Group to the Company’s common stock on November 1, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

	September 30, 2004	Percentage of Revenue	September 30, 2005	Percentage of Revenue
	(in thousands)		(in thousands)
Revenue	$14,957	100.0%	$16,386	100.0%
Gross profit	10,870	72.7%	11,288	68.9%
Selling, general and administrative expenses	6,900	46.1%	6,822	41.6%
Research and development costs	2,756	18.4%	3,296	20.1%
Amortization of intangibles	—	—	364	2.2%
Other operating expense	67	0.4%	48	0.3%
Interest expense, net	881	5.9%	630	3.8%
Other non-operating expense	60	0.4%	—	—
Income tax expense	15	0.1%	10	0.1%

Net income	$191	1.3%	$118	0.7%

The increase in revenue in 2005 was mainly attributable to an increase in the volume of software sales, which resulted in an increase of approximately $1,429,000.  The general health of the hospitality industry continues to improve from the detrimental effects of “9/11” that severely affected the hospitality and travel industries.  Revenue for 2005 was $16,386,000 compared to $14,957,000 in 2004 or a 9.6% increase. The increase mainly related to an increase from 2004 to 2005 in software, professional services and support revenues in Asia of approximately $660,000 and $110,000, respectively, which was mainly related to the implementation of the Company’s software to a large hotel chain in Thailand in the second quarter of 2005.  The increase was also related to an increase in United States revenue from 2004 to 2005 relating to sales of professional services of approximately $550,000 and support of approximately $175,000 to new multi-property chain hotels during 2005.  Our continuing hospitality business is expected to generate sufficient cash from operations to adequately fund its ongoing operating activities.

Gross profit for 2005 increased to $11,288,000 from $10,870,000 in 2004.  The increase in gross profit is mainly due to an increase in software gross profit in Asia of approximately $210,000 and professional services gross profit in the United States of approximately $310,000. Although revenue increased from 2004, the Company’s professional and support services costs increased approximately $617,000 from 2004 to 2005.  The increase in professional and support services costs was mainly attributable to an increase in global headcount combined with salary increases from 2004 to 2005 resulting in an increase in costs of approximately $455,000 and $190,000 in the United States and Asia, respectively.  Additionally, the Company amortized approximately $306,000 of developed technology intangible assets to software cost of sales during 2005.  There was no such amortization charges during 2004.

Selling, general and administrative expenses (“SG&A”) decrease from $6,900,000 in 2004 to $6,822,000 in 2005.  The decrease is mainly due to the closing of the Company’s Mexico office in January, 2004 and the ongoing effects of the management cost control program resulting in reduced, building rent and consulting services.

Research and development costs increased from $2,756,000 in 2004 to $3,296,000 in 2005.  The company capitalized $821,000 of software development costs in 2004. As of January 1, 2005, the Company released its new N-Tier, Internet-native corporate application suite of products written in java and ceased capitalizing costs relating to the modules associated with this suite of applications. After considering the amount capitalized in 2004, gross research and development costs decreased from 2004 to 2005 by approximately $281,000 due to a decrease in engineers and quality assurance personnel in the United States which were replaced with less expensive resources in the Company’s Malaysia operations.

Amortization of intangibles was $364,000 in 2005 as a result of the Company recording approximately $10 million of intangible assets in connection with the Management Equity/Conversion Transaction on November 1, 2004, of which approximately $4,786,000 related to identifiable intangible assets which commenced amortization in November 2004 over their estimated useful lives of seven to fifteen years.

Net interest expense was $881,000 in 2004 compared to $630,000 in 2005.  The decrease is due to lower balances of interest bearing debt during 2005 as compared to 2004 mainly due to the conversion of approximately $3.3 million of indebtedness by the Investor Group to the Company’s common stock on November 1, 2004.

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

Interest Rate Sensitivity

Of our $6.9 million principal amount of indebtedness at September 30, 2005, none bears interest at a variable rate.  However, $5.7 million bears interest at a fixed rate of 11%, $0.5 million bears interest at a fixed rate of 12.5%, $0.2 million bears interest at 9.25% and $0.5 million bears fixed interest rates ranging from zero to 6%. Since these debt instruments bear interest at fixed rates, we have exposure to decreases in interest rates because we still are required to pay the fixed rate even if current interest rates are lower.

Foreign Currency Risk

We believe that our exposure to currency exchange fluctuation risk is reduced because our transactions with international vendors and customers are generally transacted in US dollars. The currency exchange impact on intercompany transactions was immaterial for the quarter ended September 30, 2005.

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

Filed September 29, 2005

Filed October 28, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAI SYSTEMS CORPORATION
(Registrant)

Date: November 18, 2005	By:	/s/James W. Dolan
James W. Dolan
Chief Financial and Operating Officer
(Chief Financial and Accounting Officer)